Form 10-K
period 1993-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1994-03-30
CIK 700949

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1993                     Commission file no. 0-12433


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
        (Exact name of registrant as specified in its charter)


        Illinois                                 36-3149589
(State of organization)            (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois             60611
(Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                                which registered
- -------------------                            ------------------------

        None                                            None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                           (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated June 21, 1982, as supplemented August 24, 1982, October 21, 1982, November 1, 1982, December 22, 1982 and February 18, 1983, and filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS



                                                               Page
                                                               ----

PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      6

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .      8

Item  4.     Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .      8


PART II

Item  5.     Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters .      8

Item  6.     Selected Financial Data . . . . . . . . . . . .      9

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations .     15

Item  8.     Financial Statements and Supplementary Data . .     21

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . .     54


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .     54

Item 11.     Executive Compensation. . . . . . . . . . . . .     57

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . .     58

Item 13.     Certain Relationships and Related Transactions.     59


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .     59


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .     61















                                   i

                                    PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership - XII (the "Partnership"), is a limited partnership formed in late 1981 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $160,000,000 in Limited Partnership Interests (the "Interests"), to the public pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-76443). A total of 160,000 Interests have been sold to the public at $1,000 per Interest. The offering closed on April 19, 1983. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate on or before December 31, 2032. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                        Sale or Disposal Date
                                                                           or if Owned at
                                                                         December 31, 1993,
Name, Type of Property                                 Date of            Original Invested
    and Location (e)                    Size          Purchase         Capital Percentage (a)        Type of Ownership (b)
- ----------------------                  ----          --------         ----------------------        ---------------------
1. Country Square Apartments
    Carrollton, Texas. . . . . .      434 units        9-30-82                 2-2-93                fee ownership of land
                                                                                                     and improvements
                                                                                                     (through joint
                                                                                                     venture partnership) (c)
2. Timberline Apartments
    Denver, Colorado . . . . . .      200 units        11-1-82                 7-25-90               fee ownership of land
                                                                                                     and improvements
3. Summerfield/Oakridge Apartments
    Aurora, Colorado . . . . . .      472 units        12-1-82                 1-3-91                fee ownership of land
                                                                                                     and improvements
                                                                                                     (through joint
                                                                                                     venture partnership) (c)
4. Arbor Town Apartments-I
    Arlington, Texas . . . . . .      200 units       12-29-82                11-26-84               fee ownership of land
                                                                                                     and improvements (c)(g)
5. Arbor Town Apartments-II
    Arlington, Texas . . . . . .      202 units        11-1-82                11-26-84               fee ownership of land
                                                                                                     and improvements (c)(g)
6. Sierra Pines Apartments
    Houston, Texas . . . . . . .      404 units        3-31-82                 7-29-93               fee ownership of land
                                                                                                     and improvements (c)
7. Presidio West Apartments-II
    Houston, Texas . . . . . . .      400 units        9-16-82                 1-1-86                fee ownership of land
                                                                                                     and improvements
8. Meadows Southwest Apartments
    Houston, Texas . . . . . . .      384 units        4-1-82                 12-28-90               fee ownership of land
                                                                                                     and improvements
9. The Crossing Apartments
    Houston, Texas . . . . . . .      366 units        8-1-82                  7-29-93               fee ownership of land
                                                                                                     and improvements (c)
10. Stonybrook Apartments-I & II
     Tucson, Arizona . . . . . .      411 units        10-1-82                   3%                  fee ownership of land
                                                                                                     and improvements
                                                                                                     (through joint venture
                                                                                                     partnership)

                                                                           or if Owned at
                                                                         December 31, 1993,
Name, Type of Property                                 Date of            Original Invested
    and Location (e)                    Size          Purchase         Capital Percentage (a)        Type of Ownership (b)
- ----------------------                  ----          --------         ----------------------        ---------------------

11. First Interstate Center
nterstate Center
     Seattle, Washington . . . .   921,000 sq. ft.     3-10-82                   22%                 fee ownership of
                                       n.r.a.                                                        improvements and
                                                                                                     and ground leasehold
                                                                                                     interest (through joint
                                                                                                     venture partnership)
                                                                                                     (d)(f)
12. Carrara Place Office Building
     Englewood, Colorado . . . .   233,000 sq. ft.    11-23-82                   6%                  fee ownership of land
                                       n.r.a.                                                        and improvements
                                                                                                     (through joint venture
                                                                                                     partnership)
13. San Mateo Fashion Island
     San Mateo, California . . .   832,000 sq. ft.     9-10-82               12-31-86                fee ownership of land
                                       g.l.a.                                                        and improvements and
                                                                                                     ground leasehold
                                                                                                     interest in land
                                                                                                     (c)
14. Permian Mall
     Odessa, Texas . . . . . . .   665,000 sq. ft.    12-28-82                   6%                  fee ownership of land
                                       g.l.a.                                                        and improvements
15. National City Center
     Office Building
     Cleveland, Ohio . . . . . .   786,400 sq. ft.     7-27-83                   21%                 fee ownership of land
                                       n.r.a.                                                        and improvements
                                                                                                     (through joint
                                                                                                     venture partnership)(f)
16. Yerba Buena West
     Office Building
     San Francisco, California .   268,000 sq. ft.     8-30-85                 6-24-92               fee ownership of land
                                       n.r.a.                                                        and improvements
                                                                                                     (through joint venture
                                                                                                     partnership) (c)(d)

- ---------------

  (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4 and to Schedule XI filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) This property has been sold or disposed. Reference is made to Notes 4 and 7 for a description of the sale or disposition of such real property investment.

  (d) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (e) Reference is made to Item 8 - Schedules X and XI filed with this annual report for further information concerning real estate taxes and depreciation.

  (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (g) The lender has concluded proceedings to realize upon its security and took title to the property. Reference is made to Note 4(d).

     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table set forth in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured.

     Reference is made to Note 8(a) for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1993.

     On February 2, 1993, the second mortgage lender on The Country Square Apartments realized upon its security and obtained title to the property and, as a result, the Partnership no longer has a security interest in the property. Reference is made to Note 4(b) and the Partnership's Report on Form 8-K (File No. 0-12433) for February 2, 1993, which description is incorporated herein by reference.

     On July 29, 1993, the Partnership sold the Sierra Pines and Crossing Apartments. Reference is made to Note 7(c) and the Partnership's Report on Form 8-K (File No. 0-12433) for July 29, 1993, which description is incorporated by reference.

     The Partnership has approximately 75 full-time personnel and 24 part-time individuals performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                      1992                             1993
                                                        -------------------------------- --------------------------------
                                           Principal        At      At       At      At      At       At      At      At
                                           Business        3/31    6/30     9/30   12/31    3/31     6/30    9/30   12/31
                                           ---------       ----    ----     ----   -----    ----     ----    ----   -----
 1. Carrara Place Office Building
     Englewood, Colorado . . . . . . .     Attorneys/
                                           Graphic Design   92%     92%      89%     42%     44%      43%     43%     43%
 2. The Crossing Apartments
     Houston, Texas. . . . . . . . . .     Apartments       93%     96%      94%     94%     93%      94%     N/A     N/A
 3. Stonybrook Apartments - I & II
     Tucson, Arizona . . . . . . . . .     Apartments       96%     87%      90%     95%     93%      86%     97%     96%
 4. Permian Mall
     Odessa, Texas . . . . . . . . . .     Retail           87%     87%      88%     91%     91%      90%     90%     90%
 5. First Interstate Center
     Seattle, Washington . . . . . . .     Financial Institu-
                                           tion/Railroad    95%     95%      95%     96%     96%      96%     97%     97%
 6. Country Square Apartments
     Carrollton, Texas . . . . . . . .     Apartments       97%     93%      93%     95%     N/A      N/A     N/A     N/A
 7. Sierra Pines Apartments
     Houston, Texas. . . . . . . . . .     Apartments       91%     88%      88%     87%     92%      92%     N/A     N/A
 8. National City Center Office Building
     Cleveland, Ohio . . . . . . . . .     Banking          96%     96%      96%     96%     96%      94%     96%     96%

- --------------------

     An "N/A" indicates that the Partnership's interest in the property was sold or disposed and was not owned by the Partnership at the end of the period.

     Reference is made to Item 6, Item 7 and Note 8 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1992 and 1993.





                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 16,628 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                           DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989
                                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                                  1993            1992             1991            1990            1989
                                             -------------   -------------    -------------   -------------   -------------
Total income . . . . . . . . . . . . . . .    $ 49,186,211      52,853,676       54,125,067      57,407,063      56,749,137
                                              ============     ===========      ===========     ===========     ===========


Operating loss . . . . . . . . . . . . . .    $ (7,086,550)     (9,725,577)      (9,950,730)    (10,350,259)     (9,658,449)
Partnership's share of operations of
 unconsolidated venture. . . . . . . . . .           --           (723,696)      (1,447,179)     (2,670,211)     (1,011,691)
Venture partners' share of ventures'
 operations. . . . . . . . . . . . . . . .       2,415,069       1,803,556        1,226,873       1,124,446         850,859
                                              ------------     -----------      -----------     -----------     -----------

Net operating loss . . . . . . . . . . . .      (4,671,481)     (8,645,717)     (10,171,036)    (11,896,024)     (9,819,281)
Gain (loss) on sale or dispositions,
 net of venture partners' interest . . . .       4,091,683       3,817,800        1,637,840      (1,263,999)           --
Extraordinary items. . . . . . . . . . . .           --              --               --         20,904,051         472,887
                                              ------------     -----------      -----------     -----------     -----------

Net earnings (loss). . . . . . . . . . . .    $   (579,798)     (4,827,917)      (8,533,196)      7,744,028      (9,346,394)
                                              ============     ===========      ===========     ===========     ===========
Net earnings (loss) per limited
 partnership interest (b):
  Net operating loss . . . . . . . . . . .    $     (28.03)         (51.87)          (61.02)         (71.37)         (58.91)
  Gain (loss) on sale or dispositions
   net of venture partners' interest . . .           25.32           23.62            10.13           (7.82)           --
  Extraordinary items. . . . . . . . . . .           --               --              --             126.63            2.84
                                              ------------     -----------      -----------     -----------     -----------
       Net earnings (loss) . . . . . . . .    $      (2.71)         (28.25)          (50.89)          47.44          (56.07)
                                              ============     ===========      ===========     ===========     ===========

Total assets . . . . . . . . . . . . . . .    $209,636,156     233,815,505      252,650,342     279,101,191     298,938,370
                                              ============     ===========      ===========     ===========     ===========

Long-term debt . . . . . . . . . . . . . .    $194,712,434     188,904,448      230,923,628     232,320,973     271,741,155
                                              ============     ===========      ===========     ===========     ===========

Cash distributions per Interest (c). . . .    $      --               1.50             9.75           11.00           11.00
                                              ============     ===========      ===========     ===========     ===========

- -------------

(a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each year (160,005).

(c) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993



Property
- --------

National City
Center Office
Building           a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .     100%               $10.97
                              1990 . . . . .      97%                11.22
                              1991 . . . . .      96%                11.41
                              1992 . . . . .      96%                11.47
                              1993 . . . . .      96%                11.86

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option
                          -------------------            -----------    ---------       ---------------    --------------

                          National City Bank             406,346        $4,680,369      1/2006             7-10 year options
                          (Bank)

                          Ernst & Young                   81,640         1,099,691      11/1996 -          1-5 year options
                          (Public Accounting Firm)                                      61,230 s.f.
                                                                                        Month-to-month -
                                                                                        20,410 s.f

                          Baker & Hostetler              145,705         2,139,976      12/2001            15-5 year options
                          (Law Firm)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the National City Center Office Building:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                            1994             --                --            --                --
                            1995             --                --            --                --
                            1996              1               61,230       824,768             9%
                            1997             --                --            --                --
                            1998              1               11,402       173,196             2%
                            1999             --                --            --                --
                            2000              1               39,470       599,155             7%
                            2001              5              178,562     2,526,652            28%
                            2002             --                --            --                --
                            2003             --                --            --                --

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.


Property
- --------

First Interstate
Office Building    a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      94%               $21.77
                              1990 . . . . .      94%                21.92
                              1991 . . . . .      95%                21.89
                              1992 . . . . .      96%                21.02
                              1993 . . . . .      97%                21.63

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option
                          -------------------            -----------    ---------       ---------------    --------------

                          First Interstate Bank          198,077        $4,422,374      9/2003             2-10 year options
                          (Bank)

                          Burlington Northern            183,099         3,876,771      10/2003            4-5 year options
                          (Railroad)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the First Interstate Office Building:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                            1994             25               79,538     1,503,268             8%
                            1995             18              144,945     2,761,202            14%
                            1996             12               80,769     1,429,611             7%
                            1997              4               35,517       674,823             4%
                            1998             11               34,062       648,881             3%
                            1999              6               44,211       395,688             2%
                            2000              1               62,390     1,622,140             8%
                            2001             --                --            --                --
                            2002              1               31,158       716,634             4%
                            2003              3              396,667     9,460,508            49%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On June 21, 1982, the Partnership commenced an offering of $160,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between June 21, 1982 and April 19, 1983 from which the Partnership received gross proceeds of $160,000,000.

     After deducting selling expenses and other offering costs, the Partner-ship had approximately $141,004,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. Portions of the proceeds were utilized to acquire the properties described in Item 1 above.

     At December 31, 1993, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,790,000. Such funds and short-term investments of approximately $6,866,000 are available for capital improvements, future distributions to partners, and for working capital requirements, including capital improvements and leasing costs currently being incurred at the National City Center Office Building. Certain of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower occupancies and/or reduced rent levels. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. The Partnership has taken steps to preserve its working capital by deciding to suspend distributions to the Limited and General Partners effective as of the first quarter of 1992. The Partnership had also deferred cash distributions and partnership management fees, payable to the Corporate General Partner related to the third and fourth quarters of 1991. In addition, as of December 31, 1993, the General Partners and their affiliates have deferred payment of certain property management and leasing fees of approximately $3,523,000 (approximately $22 per Interest) as more fully described in Note 9. These amounts do not bear interest and are expected to be paid in future periods.

     The Partnership and its consolidated ventures have currently budgeted for 1994 approximately $3,555,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1994 is currently budgeted to be approximately $3,029,000. Included in this amount is the roof and parking lot at the Permian Mall which are currently in need of repair. To fund the Permian Mall improvements, the Partnership intends to initiate discussions with the mortgage lender regarding a modification to the loan. There can be no assurance that a loan modification can be obtained. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. In addition, the Partnerships does not consider the remaining mortgage note receivable (related to San Mateo Fashion Island) to be a source of future liquidity. Reference is made to Note 7(b). The Partnership's and its Ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     As described more fully in Note 4, the Partnership has received mortgage note modifications on certain of its properties which expire on various dates commencing June 30, 1994. One of the long-term mortgage lenders on the Country Square Apartments would not modify or extend its mortgage which became due January 1, 1993. Based upon current market conditions, the Partnership decided not to commit additional funds to the Country Square Apartments. In February 1993, the lender realized upon its security by obtaining title to the property. Therefore, the Partnership no longer has an ownership interest in the property. The above noted transaction resulted in a gain for financial reporting purposes of approximately $1,521,000 and a gain for Federal income tax purposes with no corresponding distributable proceeds. The mortgage on Stonybrook Apartments II matures October 1, 1994 (Stonybrook Apartments I is not subject to a mortgage loan) with an outstanding balance of approximately $5,633,000 at December 31, 1993. The Partnership intends to initiate discussions with the mortgage lender regarding an extension or modification to the mortgage loan. If the Partnership is unable to secure an extension or modification to the loan, based upon current market conditions, the Partnership would likely not commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. Such a decision could result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992. The Denver, Colorado region has been adversely affected by increased competition for tenants as a result of overbuilding in the area. As a result of the current market rental rates, the cash flow generated by the property would have been significantly less than the payments required under the original mortgage note even if the space was re-leased. Further, re-leasing the space requires significant re-leasing costs. Additionally, the lease for a tenant occupying approximately 17% of the building's leasable area was scheduled to expire in June 1994. The venture has reached an agreement with the tenant to extend their lease for an additional five years. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan and in September 1993 reached an agreement to modify the loan retroactive to January 1, 1993. Under the modification, the maturity date is extended from June 30, 1994 until January 1, 1998. Interest continues to accrue at 9.875% from January 1, 1993 until January 1, 1998. Effective January 1, 1993, the net cash flow of the property, subject to certain reserves, will be paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. Any capital costs, including re-leasing costs, are to be funded by the lender, subject to their approval, and such costs added to the principal balance of the loan. Approximately $203,900 has been funded by the lender as of December 31, 1993.

     Concurrent with the modification, the Carrara venture was reorganized such that the Partnership became the sole general partner of the venture, with its venture partner becoming a limited partner of the venture. In addition, the property manager (an affiliate of the unaffiliated venture partner) was replaced effective September 1993. Based upon an analysis of current and anticipated market conditions, the Partnership has decided not to commit additional funds to the Carrara Place Office Building. There must be a significant improvement in market and property conditions in order for the value of the property to be greater than the mortgage payoff amount at any point in time, including accrued interest. Therefore, it is unlikely that any significant proceeds would be received by the Partnership in the event the property were sold or refinanced.

     In conjunction with the modification, the Carrara venture has agreed to transfer title to the lender if the venture fails to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined).

     Regarding the First Interstate Center, although new construction in the Seattle office market has virtually ceased, the overall office market remains very competitive due to significant amount of sublease space on the market.
In May 1989, an initiative was passed in Seattle to limit future development of downtown office space. Over time, this initiative (which is effective for ten years) may have a favorable impact on the Seattle office market. Although the occupancy (97% at December 31, 1993) at First Interstate Center has not been adversely affected to date by the competitive office market, effective rental rates have decreased as a result. Due to the competitive market conditions and the significant amounts of expiring square footage over the next several years, the property will reserve a portion of its cash flow in order to cover the re-leasing costs required. The first mortgage loan secured by the property is scheduled to mature in December 1995. The venture anticipates approaching the mortgage lender regarding an extension or modification of the existing mortgage loan. There can be no assurance that any such extension or modification will be obtained.

     At the National City Center Office Building located in Cleveland, Ohio, a major tenant (Baker & Hostetler) extended its lease term to 2001, but reduced its space leased by approximately 18,000 square feet as of January 1993. The extended lease requires tenant improvement costs of approximately $92,000 per year through the expiration of the lease with an additional amount to paid in 1996 of approximately $730,000. The Partnership received a lease termination fee of approximately $1,100,000 from another tenant (KPMG Peat Marwick) for vacating approximately 19,700 square feet (which was subsequently leased to National City Bank). In addition, the Partnership has signed a lease with a law firm to occupy approximately 20,400 square feet and the leasing costs required under the lease for this new tenant will result in the property incurring a slight deficit for 1994. In January 1994, the debt service payments under the existing mortgage are scheduled to increase from 9-5/8% to 11-7/8% until the maturity of the loan in December 1995. The Partnership reached an agreement in principle with the current mortgage lender to refinance the existing mortgage which would be effective February 1, 1994, with an interest rate of 8.5%. The loan would be amortized over 22 years with a balloon payment due in seven years. The Partnership paid a refundable loan commitment fee of $1,164,000 in 1993. The Partnership also expects to pay a prepayment penalty of approximately $600,000, based on the outstanding mortgage balance at the time of refinancing. In addition, the lender would require an escrow account of approximately $610,000 to be established at the inception of the refinancing which would be supplemented from time to time for scheduled future tenant improvements costs at the property. Real estate taxes payable in 1994 are expected to increase due to a 25% reduction of a real estate tax abatement that was received when the property was purchased. The remaining 25% abatement expires in 1998 for taxes payable in 1999.

      During 1992, the Partnership entered into a contract (that was subsequently terminated) to sell the Sierra Pines Apartments subject to certain contingencies. Based upon the proposed sales price, the Partnership would not have recovered the net carrying value of the investment property. The Partnership, therefore, as a matter of prudent accounting practice, made a provision for value impairment on such investment property of $2,682,822.
Such provision was recorded in September 1992 to effectively reduce the net carrying value of the investment property concurrently based upon the proposed sale price. On July 29, 1993, the Partnership sold the Sierra Pines and Crossing Apartments to an unaffiliated buyer. After the deduction of additional interest and normal costs of sale, the Partnership received proceeds of approximately $950,000 (including $288,000 in advisory fees) in the aggregate.

     In connection with the San Francisco earthquake experienced on October 17, 1989, the Yerba Buena office building incurred some structural and cosmetic damage which was repaired. Five tenants (approximately 54% of the building) vacated the building and withheld substantially all of their rent (commencing at various times) since November 1989. The Partnership concluded not to pursue legal recourse against said tenants based on, among other things, the costs of pursuing its remedies, competing demands on the Partnership's resources and the prospects of any material return to the Partnership in light of recent events. Reference is made to Note 3(c) for further discussion.

     Based upon the conditions at Yerba Buena, the joint venture had not made the debt service payments to the underlying lender, commencing with the January 1990 payment. Accordingly, the joint venture received a default notice from the underlying lender in late February 1990. The Partnership and Affiliated Partners had decided, based upon analysis of current market conditions and the probability of large future cash deficits, not to fund future joint venture cash deficits. The joint venture had been negotiating with the underlying lender to obtain a loan modification to pay for expected future cash deficits. The joint venture was unable to negotiate a loan modification whereby the joint venture retained ownership of the property and in June, 1992 the joint venture transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels. In order for the joint venture to share in such proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, during a certain period of time, the joint venture will have a right of first opportunity to purchase the property if the lender chooses to sell. An affiliate of the Partnership's Corporate General Partner continues to manage and lease the property for the lender. As a result of the transfer of title to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain for financial reporting and Federal income tax purposes during 1992 of $2,261,223 and $1,350,845, respectively with no corresponding distributable proceeds.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the economy and the general security of credit in the real estate industry financing in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available.
By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. Also, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions the Limited Partners will not receive a full return of their original investment.

RESULTS OF OPERATIONS

     The increase in short-term investments as of December 31, 1993 as compared to December 31, 1992 is primarily due to (i) the Partnership suspending cash distributions from operations effective with the first quarter of 1992 as discussed above, and (ii) the Partnership withholding the proceeds from the Sierra Pines Apartments and The Crossing Apartments sales for future capital requirements.

     The increase in loan commitment fee as of December 31, 1993 as compared to December 31, 1992 is due to the payment of a refundable loan commitment fee (approximately $1,164,000) for the National City Center Building mortgage refinancing in 1993 (see Note 4(e)).

     The decrease in escrow deposits as of December 31, 1993 as compared to December 31, 1992, primarily reflects the refund in 1993 of an escrow account of approximately $477,000 established for capital improvements at Sierra Pines and Crossing Apartments at the time the Partnership obtained replacement loans for previously existing long-term mortgage notes. This decrease is partially offset by the increase of escrow accounts at the Carrara Place Office Building for operating reserves and real estate taxes required by the mortgage loan modification. Reference is made to Note 4.

     The decrease in investment properties, current portion of long-term debt and tenant security deposits as of December 31, 1993 as compared to December 31, 1992 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February 1993 and the sales of the Sierra Pines and Crossing Apartments in July 1993. (See Notes 4(b) and 7(c)). In addition, the decrease in current portion of long-term debt and corresponding increase in long-term debt, less current portion is primarily due to the reclassification of the mortgage at the Carrara Place Office Building due to the Partnership no longer being in default as more fully described in Note 3(d). The current portion of long-term debt in 1993 primarily reflects the Stonybrook-II apartment complex mortgage and second mortgage obligations payable in October 1994. Reference is made to Note 4.

     The decrease in deferred expenses at December 31, 1993 as compared to December 31, 1992 is primarily due to amortization of leasing commissions and lease assumptions in 1993 at First Interstate Office Building.

     The increase in accrued interest as of December 31, 1993 as compared to December 31, 1992 reflects the cumulative unpaid interest attributable to the Carrara Place Office Building mortgage. Reference is made to Note 4.

     The decrease in accounts payable and accrued real estate taxes as of December 31, 1993 as compared to December 31, 1992 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February 1993 and the sale of the Sierra Pines and Crossing Apartments in July 1993.

     The decrease in rental income for the year ended December 31, 1993 as compared to the years ended December 31, 1992 and 1991 is primarily due to decreased occupancy at the Carrara Place Office Building, the second mortgage lender's realization upon its security represented by the Country Square Apartments in February 1993 and the sale of the Sierra Pines and Crossing Apartments in July 1993. This decrease is partially offset by a lease termination fee received in January 1993 at the National City Center Office Building.

     The decrease in interest income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to a decrease in interest income recognized on the promissory note receivable for San Mateo Fashion Island (reference is made to Note 7(b)). The decrease in interest income for the year ended December 31, 1992 as compared to 1991 is primarily due to a decrease in interest income recognized on the wrap-around notes receivable for Arbor Town Apartments-I and Arbor Town Apartments-II (reference is made to Note 7(a)).

     The decrease in mortgage and other interest, depreciation and property operating expenses for the year ended December 31, 1993 as compared to 1992 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February 1993 and the sale of the Sierra Pines and Crossing Apartments in July 1993. In addition, the decrease in mortgage and other interest is also due to the lenders realizing upon their security in the Arbor Town Apartments-I and Arbor Town Apartments-II in December 1992. (See Notes 4(b), 4(d), 7(a) and 7(c)). The decrease in mortgage and other interest for the year ended December 31, 1992 as compared to 1991 is primarily due to a decrease in interest expense recognized on the underlying mortgage notes payable at the Arbor Town Apartments-I and Arbor Town Apartments-II in 1992 (as described above).

     The decrease in management fees to the Corporate General Partner for the year ended December 31, 1993 as compared to 1992 and 1991 is due to the Partnership reducing the Limited Partners cash distribution effective as of the third and fourth quarters of 1991 and suspending distributions to the Limited and General Partners effective as of the first quarter 1992 (reference is made to Note 9).

     The provision for value impairment for the year ended December 31, 1992 is due to the Partnership recording a provision to reduce the net carrying value of the Sierra Pines Apartments, based upon a proposed sales price (see
Note 1).

     The provision for uncollectible note receivable for the year ended December 31, 1991 is due to the Partnership's reserve on the note receivable on the San Mateo Fashion Island shopping center. (See Note 7(b).)

     The increase in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1993 as compared to 1992 is due to the transfer of title to the property to the lender of the Yerba Buena West Office Building in June 1992.

     The increase in venture partners' share of ventures' operations for the year ended December 31, 1993 as compared to 1992 and 1992 as compared to 1991 and the corresponding increase in venture partners' deficits in venture as of December 31, 1993 as compared to 1992, is primarily due to decreased rental income at the Carrara Place Office Building primarily due to decreased occupancy.

     The gain on sale or disposition of investment properties for the year ended December 31, 1993 is due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February 1993 of $1,520,734 and the $2,570,949 gain on sale of the Sierra Pines and Crossing Apartments in July 1993. The gain on disposition of investment property for the year ended December 31, 1992 is due to the transfer of title to the property to the lender of the Yerba Buena West Office Building in June 1992. In addition, the lenders of Arbor Town Apartments - I and Arbor Town Apartments - II realized upon their security and took title to the properties in December 1992. The gain on disposition in 1991 is due to the lender realizing upon its security in Summerfield/Oakridge Apartments and taking title to the properties in January 1991. Reference is made to Note 7.


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants, as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time to the extent that rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES



                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1993 and 1992

Consolidated Statements of Operations, years ended December 31, 1993, 1992 and 1991

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1993, 1992 and 1991

Consolidated Statements of Cash Flows, years ended December 31, 1993,
  1992 and 1991

Notes to Consolidated Financial Statements



                                                               SCHEDULE
                                                               --------

Supplementary Income Statement Information                         X
Consolidated Real Estate and Accumulated Depreciation              XI



SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.








                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XII (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XII and consolidated ventures at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                            KPMG PEAT MARWICK

Chicago, Illinois
March 25, 1994

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1993 AND 1992


                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                       ------------   -----------

Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,789,530     2,764,994
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,865,532     5,609,992
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,085,701       929,867
  Loan commitment fee (note 4(e)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,163,524         --
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      154,073       262,353
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      605,734     1,138,803
                                                                                                       ------------   -----------

       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,664,094    10,706,009
                                                                                                       ------------   -----------

Investment properties, at cost (notes 2, 3, and 4)-Schedule XI:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18,021,695    22,853,920
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  235,978,139   264,885,861
                                                                                                       ------------   -----------

                                                                                                        253,999,834   287,739,781
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   82,546,206    88,213,016
                                                                                                       ------------   -----------
       Total investment properties, net of accumulated depreciation. . . . . . . . . . . . . . . . . .  171,453,628   199,526,765
                                                                                                       ------------   -----------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,527,843     6,500,793
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,114,243     4,742,285
Venture partners' deficits in ventures (note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . .   14,876,348    12,339,653
                                                                                                       ------------   -----------

                                                                                                       $209,636,156   233,815,505
                                                                                                       ============   ===========

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS - CONTINUED

                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current liabilities:
  Current portion of long-term debt (notes 3 and 4). . . . . . . . . . . . . . . . . . . . . . . . . . $  6,489,518    36,361,442
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,326,663     3,544,943
  Amounts due to affiliates (note 9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,596,654     3,785,863
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,364,920     1,084,302
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,764,835     3,004,887
                                                                                                       ------------   -----------

       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18,542,590    47,781,437
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       85,391       159,567
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,062,011     2,157,683
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  194,712,434   188,904,448
                                                                                                       ------------   -----------

       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  215,402,426   239,003,135
Venture partners' equity in ventures (note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      445,474       444,316
Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (8,373,178)   (8,227,236)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (564,211)     (564,211)
                                                                                                       ------------   -----------
                                                                                                         (8,936,389)   (8,790,447)
                                                                                                       ------------   -----------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . .  141,003,683   141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (118,231,222) (117,797,366)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (20,047,816)  (20,047,816)
                                                                                                       ------------   -----------
                                                                                                          2,724,645     3,158,501
                                                                                                       ------------   -----------
       Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,211,744)   (5,631,946)
                                                                                                       ------------   -----------
Commitments and contingencies (notes 3, 4 and 8)
                                                                                                       $209,636,156   233,815,505
                                                                                                       ============   ===========

                                   See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $48,834,313      52,358,787       52,542,265
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       351,898         494,889        1,582,802
                                                                                    ------------     -----------      -----------
                                                                                      49,186,211      52,853,676       54,125,067
                                                                                    ------------     -----------      -----------
Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . .    24,850,497      25,563,854       26,320,725
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,144,746       9,598,560        9,476,084
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .    20,304,224      22,790,284       22,350,695
  Management fees to corporate general partner . . . . . . . . . . . . . . . . . .         --             16,667          108,336
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       378,862         326,219          288,791
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .     1,261,667       1,344,460        1,537,862
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .       332,765         256,387          273,304
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . . . .         --          2,682,822            --
  Provision for uncollectible note receivable (note 7(b)). . . . . . . . . . . . .         --             --            3,720,000
                                                                                    ------------     -----------      -----------
                                                                                      56,272,761      62,579,253       64,075,797
                                                                                    ------------     -----------      -----------
        Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,086,550)     (9,725,577)      (9,950,730)
Partnership's share of operations of unconsolidated venture. . . . . . . . . . . .         --           (723,696)      (1,447,179)
Venture partners' share of ventures' operations (note 3) . . . . . . . . . . . . .     2,415,069       1,803,556        1,226,873
                                                                                    ------------     -----------      -----------
        Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,671,481)     (8,645,717)     (10,171,036)
Gain on sale or dispositions net of venture partners' share of
  $270,551 in 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,091,683       3,817,800        1,637,840
                                                                                    ------------     -----------      -----------
        Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (579,798)     (4,827,917)      (8,533,196)
                                                                                    ============     ===========      ===========
        Net earnings (loss) per limited partnership interest (note 1):
            Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (28.03)         (51.87)          (61.02)
            Net gain on sale or dispositions . . . . . . . . . . . . . . . . . . .         25.32           23.62            10.13
                                                                                    ------------     -----------      -----------
        Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (2.71)         (28.25)          (50.89)
                                                                                    ============     ===========      ===========

                                   See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                          GENERAL PARTNERS                                  LIMITED PARTNERS (160,005 INTERESTS)
                     -------------------------------------------------------      ------------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                                                              NET OF
                    CONTRI-       NET           CASH                         OFFERING       NET           CASH
                    BUTIONS       LOSS      DISTRIBUTIONS      TOTAL          COSTS         LOSS      DISTRIBUTIONS       TOTAL
                    -------    ----------   -------------   -----------    -----------  -----------   -------------    -----------
Balance (deficit)
 December 31, 1990 . $1,000    (7,529,122)      (509,209)   (8,037,331)    141,003,683 (105,134,367)   (18,247,758)    17,621,558
Net loss (note 5). .   --        (390,463)          --        (390,463)          --      (8,142,733)          --       (8,142,733)
Cash distributions
 ($9.75 per limited
  partnership
  interest). . . . .   --           --           (55,002)      (55,002)          --           --        (1,560,050)    (1,560,050)
                     ------    ----------       --------    ----------     ----------- ------------    -----------    -----------
Balance (deficit)
 December 31, 1991 .  1,000    (7,919,585)      (564,211)   (8,482,796)    141,003,683 (113,277,100)   (19,807,808)     7,918,775
Net loss (note 5). .   --        (307,651)          --        (307,651)          --      (4,520,266)         --        (4,520,266)
Cash distributions
 ($1.50 per limited
  partnership
  interest). . . . .   --           --              --           --              --          --           (240,008)      (240,008)
                     ------    ----------       --------    ----------     ----------- ------------    -----------    -----------
Balance (deficit)
 December 31, 1992 .  1,000    (8,227,236)      (564,211)   (8,790,447)    141,003,683 (117,797,366)   (20,047,816)     3,158,501

Net loss (note 5). .   --        (145,942)         --         (145,942)         --         (433,856)         --          (433,856)
                     ------    ----------       --------    ----------     ----------- ------------    -----------    -----------
Balance (deficit)
 December 31, 1993 . $1,000    (8,373,178)      (564,211)   (8,936,389)    141,003,683 (118,231,222)   (20,047,816)     2,724,645
                     ======    ==========       ========    ==========     =========== ============    ===========    ===========

                                   See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------    ------------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (579,798)     (4,827,917)      (8,533,196)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,144,746       9,598,560        9,476,084
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .       1,261,667       1,344,460        1,537,862
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . .       1,514,317       1,377,367        1,252,567
    Accrued interest expense on accelerated long-term debt . . . . . . . . . . .           --              --             340,337
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . .           --            406,000        1,066,349
    Reduction in note receivable . . . . . . . . . . . . . . . . . . . . . . . .           --              --           1,575,935
    Partnership's share of operations of unconsolidated venture. . . . . . . . .           --            723,696        1,447,179
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . .      (2,415,069)     (1,803,556)      (1,226,873)
    Provision for value impairment . . . . . . . . . . . . . . . . . . . . . . .           --          2,682,822            --
    Provision for uncollectible note receivable. . . . . . . . . . . . . . . . .           --              --           3,720,000
    Gain on sale or dispositions . . . . . . . . . . . . . . . . . . . . . . . .      (4,091,683)     (3,817,800)      (1,637,840)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .        (155,834)        432,758          707,445
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         108,280          (4,359)          11,459
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         533,069        (523,436)          (6,961)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .        (371,958)        (87,501)        (286,651)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,218,280)         64,075          563,761
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .        (189,209)        (34,969)        (134,349)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,322,534            (906)      (2,779,707)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .        (240,052)         96,925        1,084,014
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         (74,176)        (11,730)         (18,589)
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (95,672)       (208,996)        (194,321)
                                                                                    ------------    ------------    -------------
          Net cash provided by operating activities. . . . . . . . . . . . . . .       5,452,882       5,405,493        7,964,505
                                                                                    ------------    ------------    -------------
Cash flows from investing activities:
  Net sales (purchases) of short-term investments. . . . . . . . . . . . . . . .      (1,255,540)        788,712            --
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .      (3,097,755)     (2,635,297)      (2,994,084)
  Proceeds from sale or disposition of investment properties, net of selling
    expenses (notes 4(b) and 7(c)) . . . . . . . . . . . . . . . . . . . . . . .       1,892,932           --             101,358
  Partnership's distributions from unconsolidated venture. . . . . . . . . . . .           --              --              99,796
  Partnership's contributions to unconsolidated venture. . . . . . . . . . . . .           --             (9,448)           --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .        (274,549)       (264,608)        (985,823)
                                                                                    ------------    ------------    -------------
          Net cash used in investing activities. . . . . . . . . . . . . . . . .      (2,734,912)     (2,120,641)      (3,778,753)
                                                                                    ------------    ------------    -------------
                                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                        1993            1992             1991
                                                                                    ------------    ------------      -----------
Cash flows from financing activities:
  Loan commitment fee. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,163,524)          --               --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .         (51,087)          --               --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .      (1,746,375)     (1,941,796)      (1,770,742)
  Proceeds of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .         388,020           --               --
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . .         165,051          42,523           19,938
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . .        (285,519)       (283,848)        (423,525)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .           --           (240,008)      (1,560,050)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .           --              --             (55,002)
                                                                                    ------------    ------------    -------------
          Net cash used in financing activities. . . . . . . . . . . . . . . . .      (2,693,434)     (2,423,129)      (3,789,381)
                                                                                    ------------    ------------    -------------
          Net increase in cash and cash equivalents. . . . . . . . . . . . . . .    $     24,536         861,723          396,371
                                                                                    ============    ============    =============
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .    $ 21,055,562      23,781,393       26,781,516
  Non-cash investing and financing activities:
    Balance due on mortgage note payable cancelled . . . . . . . . . . . . . . .    $ 12,239,900           --               --
    Balance due on accelerated wrap-around mortgage note payable canceled. . . .           --          9,210,122       15,314,469
    Balance due on wrap-around mortgage note payable canceled. . . . . . . . . .           --        (10,183,885)           --
    Recognition of deferred gain on sale of investment property. . . . . . . . .           --          2,146,341            --
    Reduction of land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,170,000)          --          (1,686,407)
    Reduction of buildings and improvements. . . . . . . . . . . . . . . . . . .     (14,045,964)          --         (17,220,540)
    Reduction of accumulated depreciation. . . . . . . . . . . . . . . . . . . .       5,454,885           --           5,059,174
    Reduction of accrued interest payable. . . . . . . . . . . . . . . . . . . .          41,916         383,999          340,337
    Proceeds from disposition of investment property . . . . . . . . . . . . . .           --              --             101,358
    Venture partners' share of gain. . . . . . . . . . . . . . . . . . . . . . .           --              --            (270,551)
                                                                                    ------------    ------------    -------------
      Non-cash gain recognized on disposition of investment property . . . . . .    $  1,520,737       1,556,577        1,637,840
                                                                                    ============    ============    =============
 Sale of investment properties (note 4(c)):
   Total sales proceeds, net of selling expenses . . . . . . . . . . . . . . . .    $ 13,872,932           --               --
   Principal balance on loans payable. . . . . . . . . . . . . . . . . . . . . .     (11,980,000)          --               --
                                                                                    ------------    ------------    -------------
          Cash sales proceeds from sale of investment properties, net of
           selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,892,932           --               --
                                                                                    ============    ============    =============
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                        1993            1992             1991
                                                                                    ------------    ------------      -----------

  Equity from relinquishment of venture partner's interest . . . . . . . . . . .    $      --              --           1,335,308
  Reduction in carrying value of fixed assets due to relinquishment of
   venture partner's interest  . . . . . . . . . . . . . . . . . . . . . . . . .           --              --          (1,335,308)
                                                                                    ------------    ------------    -------------

     Non-cash proceeds from relinquishment of venture partner's interest . . . .    $      --              --              --
                                                                                    ============    ============    =============

  Disposals of fully depreciated assets. . . . . . . . . . . . . . . . . . . . .    $    793,534         321,023          517,584
                                                                                    ============    ============    =============

  Principal reductions on Arbor Town mortgage notes receivable and
    payable (notes 4(d) and 7(a)). . . . . . . . . . . . . . . . . . . . . . . .    $      --              6,080           --
                                                                                    ============    ============    =============























                                   See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991



(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures Carlyle Seattle Associates ("Carlyle Seattle"), Stonybrook Partners Limited Partnership ("Stonybrook"), Carrara Place Limited ("Carrara"), Carlyle/P.M. Apartments Partnership ("Carlyle/P.M."), Carlyle Carrollton Associates ("Carlyle Carrollton"), and Carlyle/National City Associates ("Carlyle/National City"), Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate"), Carlyle Carrollton's venture, Country Square, Ltd. ("Country Square"), and Carlyle/P.M.'s venture, Oakridge Apartments Partnership ("Oakridge"). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle Yerba Buena Limited Partnership ("Yerba Buena"), through the date of its disposition (note 3(c)). Accordingly, the accompanying consolidated financial statements do not include the accounts of Yerba Buena.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                             1993                             1992
                                                               -------------------------------------------------------------
                                                                GAAP BASIS        TAX BASIS      GAAP BASIS       TAX BASIS
                                                              -------------      -----------    ------------     -----------

Total assets . . . . . . . . . . . . . . . . . . . . . . .    $209,636,156       18,540,991     233,815,505      27,110,243

Partners' capital accounts (deficits) (note 5):
  General partners . . . . . . . . . . . . . . . . . . . .      (8,936,389)     (10,287,024)     (8,790,447)    (11,389,725)
  Limited partners . . . . . . . . . . . . . . . . . . . .       2,724,645      (30,967,779)      3,158,501     (34,735,757)

Net earnings (loss) (note 5):
  General partners . . . . . . . . . . . . . . . . . . . .        (145,942)       1,102,701        (307,651)       (421,484)
  Limited partners . . . . . . . . . . . . . . . . . . . .        (433,856)       3,767,978      (4,520,266)    (11,569,718)

Net earnings (loss) per limited partnership interest . . .           (2.71)           23.55          (28.25)         (72.31)
                                                              ============      ===========     ===========     ===========

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each year (160,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and certificates of deposit at cost which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none held at December 31, 1993 and 1992) as cash equivalents with any remaining amounts reflected as short-term investments.

     Deferred expenses are comprised principally of deferred leasing commissions and deferred lease assumption costs which are amortized over the lives of the related leases and deferred mortgage costs which are amortized over the term of the related notes.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107, ("SFAS 107"),"Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1993 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $201,201,952, has been calculated to have an SFAS 107 value of $213,686,333 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.)
The Partnership has no other significant financial instruments.

     During 1992, the Partnership entered into a contract (that was subsequently terminated) to sell the Sierra Pines Apartments subject to certain contingencies. Based upon the proposed sales price, the Partnership would not have recovered the net carrying value of the investment property. The Partnership, therefore, as a matter of prudent accounting practice, made a provision for value impairment on such investment property of $2,682,822.
Such provision was recorded in September 1992, to effectively reduce the net carrying value of the investment property, based upon the proposed sale price.

The Sierra Pines Apartments was sold in July 1993 (note 7(c)).
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures, ten apartment complexes, four office buildings, and two enclosed shopping malls. During 1984, the Partnership sold its interest in the Arbor Town Apartments-I and the Arbor Town Apartments-II complexes. Subsequently, in 1992, the lenders on the Arbor Town Apartments-I and Arbor Town Apartments-II complexes realized upon their security and obtained title to the properties resulting in the Partnership no longer having a security interest in the properties (note 4(d)). In 1986, the Partnership conveyed its interest in the Presidio West Apartments-II and sold its interest in the San Mateo shopping center. In 1990, the Partnership disposed of its interest in the Timberline Apartments and sold its interest in the Meadows Southwest Apartments. In 1991, the Partnership, through its joint venture, disposed of its interest in the Summerfield/Oakridge Apartments. In 1992, the Yerba Buena venture transferred title to the property to the lender (note 3(c)). In 1993, the Partnership sold its interest in the Sierra Pines Apartments and The Crossing Apartments, and disposed of its interest in the Country Square Apartments (note 7). The five properties owned at December 31, 1993 were completed and in operation.

     Depreciation on the operating properties has been provided over estimated useful lives of 5 to 40 years using the straight-line method.

     All investment properties are pledged as security for long-term debt, for which there is no recourse to the Partnership. The second mortgage on the Stonybrook apartment complex represented a mortgage loan which was subordinate to an existing senior mortgage loan. The Stonybrook second mortgage note was assigned to the Partnership during 1987.

     The mortgage loans secured by Stonybrook Apartment II mature in October 1994. The Partnership intends to initiate discussions with the mortgage lender regarding an extension or modification to the mortgage loan. If the Partnership is unable to secure an extension or modification to the loan, based upon current market conditions, the Partnership would likely not commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. Such a decision could result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. As of December 31, 1993 the outstanding balances are reflected in the current portion of long-term debt in the accompanying consolidated financial statements.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership, at December 31, 1993, is a party to four operating joint venture agreements. Pursuant to such agreements, the Partnership made aggregate capital contributions of $99,276,831. In general, the joint venture partners, who are either the sellers (or their affiliates) of the property
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one apartment complex and three office buildings. In some instances, the properties were acquired (as completed) for a fixed purchase price. In other instances, properties were developed by the ventures and, in those instances, the contributions of the Partnership were generally fixed. The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excess. The venture properties have been financed under various long-term debt arrangements as described in note 4.

     The Partnership has a cumulative preferred interest in net cash receipts (as defined) from two of the Partnership's venture properties-Carrara Place Office Building and First Interstate Center. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. One of the ventures' properties produced net cash receipts during 1993, two in 1992. In general, operating profits and losses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated in accordance with the partners' respective economic interests. The Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  First Interstate Center

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between an affiliated joint venture ("Carlyle Seattle") described below and the developer, a fee ownership of improvements and a leasehold interest in an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-X, an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000.

     The terms of the Carlyle Seattle venture agreement provide that all the capital contributions will be made in the proportion of 73.3% by the Partner-ship and 26.7% by the affiliated partner. The initial required contribution by the Partnership to the Carlyle Seattle venture was $22,000,000. The Carlyle Seattle venture agreement further provides that all of the venture's

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


share of the First Interstate joint venture's annual cash flow, sale or refinancing proceeds, operating profits and losses, and tax items will be allocated 73.3% to the Partnership and 26.7% to the affiliated partner.

     Carlyle Seattle will generally be entitled to receive a preferred distribution (on a cumulative basis) of annual cash flow equal to 8% of its capital contributions to the First Interstate joint venture. Cash flow in excess of this preferred distribution will be distributable to the First Interstate joint venture partner up to the next $400,000 and any remaining annual cash flow will be distributable 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating deficits, if any, will be shared 50% by Carlyle Seattle and 50% by the First Interstate joint venture partner. Operating profits or losses of the First Interstate joint venture generally are allocated in the same ratio as the allocation of annual cash flow, however, the joint venture partner will be allocated not less than 25% of such profits and losses. As of December 31, 1993, $20,049,000 of cumulative preferred distributions due to Carlyle Seattle were unpaid.

     The First Interstate joint venture agreement provides that upon sale of the property, Carlyle Seattle will be, in general, entitled to receive the first $39,000,000 of net sale proceeds plus an amount equal to any deficiencies (on a cumulative basis) in distributions of Carlyle Seattle's preferred return of annual cash flow. The First Interstate joint venture partner will be entitled to receive the next $5,000,000 and any remaining proceeds will be distributable 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner.

     The office building is managed by an affiliate of the First Interstate joint venture partner for a fee computed at 2% of base and percentage rents.

    (c)  Yerba Buena West Office Building

     In August 1985, the Partnership acquired, through the Carlyle Yerba Buena Limited Partnership ("Yerba Buena"), an interest in an existing six-story office building known as Yerba Buena West Office Building in San Francisco, California. The Partners of Yerba Buena include Carlyle Real Estate Limited Partnership-XI and Carlyle Real Estate Limited Partnership-XIV, two public partnerships sponsored by the Corporate General Partner of the Partnership (the "Affiliated Partners") and four limited partners unaffiliated with the Partnership or its General Partners (the "Unaffiliated Partners").

     The Partnership and the Affiliated Partners purchased an 80% interest in the property from the sellers and simultaneously formed Yerba Buena with the Unaffiliated Partners. The Partnership was generally entitled to 32.72% of Yerba Buena's annual net cash flow, net sale or refinancing proceeds and profits and losses.

     As has been previously reported, in connection with the October 17, 1989 San Francisco earthquake, the Yerba Buena office building incurred some structural and cosmetic damage which has been repaired. In addition, five tenants (approximately 54% of the building), based upon concerns over the structural integrity of the building, moved out of the building after the earthquake and have withheld all or portions of their rent commencing at various times since November 1989. The Partnership concluded not to pursue legal recourse against said tenants based on, among other things, the costs of pursuing its remedies, competing demands on the Partnership's resources and the prospects of any material return to the Partnership in light of recent events.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Based upon the conditions at Yerba Buena and the probability of large future cash deficits, the Partnership and its Affiliated Partners had decided not to fund future deficits and, therefore, the joint venture has not made the debt service payments to the underlying lender commencing with the January 1990 payment. Accordingly, the joint venture received a default notice from the underlying lender in late February 1990.

     The joint venture had been negotiating with the underlying lender to obtain a loan modification to pay for expected future cash deficits. The joint venture was unable to negotiate a loan modification whereby the joint venture retained ownership of the property and in June 1992, the joint venture transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels. In order for the joint venture to share in such proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, during a certain period of time, the joint venture will have a right of first opportunity to purchase the property if the lender chooses to sell. An affiliate of the Partnership's Corporate General Partner continues to manage and lease the property for the lender. As a result of the transfer of title to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain for financial reporting and Federal income tax purposes of $2,261,223 and $1,350,845, respectively, in 1992 with no corresponding distributable proceeds.

     (d)  Carrara

     The Carrara joint venture agreement provides that operating profits and losses of the venture are allocated 50% to the venture and 50% to the venture partner. Gain arising from the sale or other disposition of the property would be allocated to the venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the venture agreement. Any additional gain would be allocated in accordance with the distribution of sales proceeds. The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992 and the tenant vacated. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan and in September 1993 reached an agreement to modify the loan retroactive to January 1, 1993. Under the modification, the maturity date has been extended from June 30, 1994 until January 1, 1998. Interest continues to accrue at 9.875% from January 1, 1993 until January 1, 1998. Effective January 1, 1993, the net cash flow of the property (after the required minimum interest payments of $8,333 monthly or $100,000 annually), subject to certain reserves including a $350,000 operating reserve to fund deficits, will be paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. Any capital costs, including re-leasing costs, are to be funded by the lender, (subject to their approval) and will be added to the principal balance of the loan. Approximately $203,900 has been funded by the lender as of December 31, 1993.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Concurrent with the modification, the Carrara venture has been reorganized such that the Partnership became the sole general partner of the venture, with its venture partner becoming a limited partner of the venture. In addition, the property manager (an affiliate of the unaffiliated venture partner) was replaced effective September 1993. Based upon an analysis of current and anticipated market conditions, the Partnership has decided not to commit additional funds to the Carrara Place Office Building. There must be a significant improvement in market and property conditions in order for the value of the property to be greater than the mortgage pay off amount at any point in time, including accrued interest. Therefore, it is unlikely that any significant proceeds would be received by the Partnership from a sale of the property or that the mortgage loan could be refinanced when it becomes due.

     In conjunction with the modification, the venture has agreed to transfer title to the lender if the venture fails to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined).

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  LONG-TERM DEBT

     (a)  General

     Long-term debt consists of the following at December 31, 1993 and 1992:

                                                                                                           1993         1992
                                                                                                          -----------  -----------
9.5% mortgage note; cross-collateralized by the Sierra Pines apartment complex and the Crossings apartment complex in Houston, Texas; retired in full upon sale of property in 1993; payable in monthly installments of interest only until January 1, 1999 when the remaining balance was to be payable; the loan provided for payment of contingent interest (approximately $46,000 and
 $73,000 for 1993 and 1992, respectively) in the amount of 35% of the amount by which gross receipts (as defined) attributable to a fiscal year (as defined) exceeded a base amount;
 contingent interest payments were due April 1 following each fiscal year;
 (see notes 4(c) and 7(c)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $       --       4,380,000

9.5% mortgage note; cross-collateralized by the Crossings apartment complex and the Sierra Pines apartment complex in Houston, Texas; retired in full upon sale of property 1993 payable in monthly installments of interest only until January 1, 1999 when the remaining balance was to be payable; the loan provided for payment of contingent interest (approximately $62,000 and
 $103,000 for 1993 and 1992, respectively) in the amount of 35% of the amount by which gross receipts (as defined) attributable to a fiscal year (as defined) exceed a base amount;
 contingent interest payments were due April 1 following each fiscal year;
 (see notes 4(c) and 7(c)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     --       7,600,000

9.21% (8.5% through September 30, 1991) mortgage obligation; secured by the Stonybrook-II apartment complex in Tucson, Arizona; interest payable monthly at the lesser of net operating income (as defined) or rates increasing annually from 6.75% to 8.65%, deficiencies between interest paid monthly and specified pay rates are due annually; unpaid accrued interest and
 the remaining principal balance are due October 1, 1994 . . . . . . . . . . . . . . . . . .                 4,152,600    4,152,600

8.5% second mortgage note; secured by the Stonybrook-II apartment complex in Tucson, Arizona;
 interest payable annually at the greater of the excess net operating income over the specified pay rates of the above mortgage obligation or $40,000; unpaid accrued interest and remaining
 principal balance due October 6, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .                  654,800       654,800

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                             1993         1992
                                                                                                         -----------  -----------
9.875% mortgage note; secured by the Carrara Place office building in Englewood, Colorado;
 payable in monthly installments of principal and interest of $202,146 until modified.
 Effective January 1, 1993, payable in monthly installments of net cash flow until January 1,
 1998 when the remaining balance and any unpaid interest is payable (see notes 3(d) and 4(b))              22,763,187    22,375,167

10-1/8% mortgage note; secured by the Country Square (Phase I) apartment complex in
 Carrollton, Texas; cancelled in 1993; payable in monthly installments of principal and interest of $20,413 until August 1, 1996 when the remaining balance of $1,530,495 would be payable;
 (see note 4(b)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     --       1,800,007

10% mortgage note; secured by the Country Square (Phase II) apartment complex in Carrollton, Texas;
 cancelled in 1993; payable in monthly installments of principal and interest of $15,358 until April
 1, 2007; the lender had the right to call the loan  on February 1, 1993, 1997 or 2002 when the
 remaining balances would be $1,396,814, $1,178,490 and $749,702, respectively; (see note 4(b))                 --        1,400,500

9-3/4% mortgage note; secured by the Country Square (Phase III) apartment complex in Carrollton,
 Texas; cancelled in 1993; payable in monthly installments of principal and interest of $19,975 until October 1, 2007, the lender had the right to call the loan on October 31, 1992
 (balance was $1,881,084) or at any time thereafter; (see note 4(b)) . . . . . . . . . . . .                    --        1,876,393

Second mortgage note; secured by the Country Square apartment complex in Carrollton, Texas;
 cancelled in 1993; payable in monthly installments of interest only until January 1, 1993 when
 the entire principal balance was payable; (see note 4(b)) . . . . . . . . . . . . . . . . .                    --        7,163,000

9-7/8% mortgage note; secured by the Permian Mall shopping center in Odessa, Texas;
 payable in monthly installments of principal and interest of $238,891 until
 June 1, 2010; balance is net of $4,883,701 and $5,152,702, respectively, of
 unamortized discount based upon an imputed interest rate of 14% . . . . . . . . . . . . . .               18,416,331    18,684,007

11% mortgage note, secured by the First Interstate Center office building in
 Seattle, Washington; payable in monthly installments of principal and interest of $922,425 until December 15, 1995 at which time the remaining principal
 balance of $96,275,082 will be payable. . . . . . . . . . . . . . . . . . . . . . . . . . .               97,493,927    97,819,002


                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                                               1993         1992
                                                                                                          -----------  -----------

Mortgage note; secured by the National City Center office building in Cleveland,
 Ohio; payable in monthly installments of principal and interest (at 9-5/8%
 per annum) of $545,164 through December 1993, payable in monthly installments of principal and interest (at 11-7/8% per annum) of $634,221 until December 10,
 1995 when the outstanding principal balance of $56,745,610 is payable; balance is net of $570,301 and $1,815,618, respectively, of unamortized discount
 based upon an imputed interest of 12% (see note 4(e)) . . . . . . . . . . . . . . . . . . .               57,721,107    57,360,414
                                                                                                          ------------ ------------

           Total debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              201,201,952   225,265,890
           Less current portion of long-term debt (notes 2 and 4(b)) . . . . . . . . . . . .                6,489,518    36,361,442
                                                                                                         ------------  ------------

           Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $194,712,434   188,904,448
                                                                                                         ============  ============



                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Included in the above total long-term debt is $2,055,549 and $3,418,549 at December 31, 1993 and 1992, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the notes (as modified).

     Five year maturities of long-term debt (exclusive of amortization of discount) are as follows:

              1994 . . . . . . . . . .$  6,489,518
              1995 . . . . . . . . . . 155,348,654
              1996 . . . . . . . . . .     720,851
              1997 . . . . . . . . . .     795,347
              1998 . . . . . . . . . .  23,640,728
                                       ============

     (b)  Debt Modifications

     The Partnership modified the $5,800,000 second mortgage note secured by the Country Square apartment complex in Carrollton, Texas effective June 1, 1989. The pay rate was raised from 4% per annum to 5% per annum (payable in monthly installments of interest only) through December 1, 1992. Interest accrued and was deferred at a rate of 11% per annum from June 1, 1989 through December 31, 1990 and 12% per annum from January 1, 1991 through December 31, 1992; payable each April 30 to the extent of any annual cash flow (as defined) or upon the earlier of subsequent sale of the property or the January 1, 1993 maturity of the note. The lender notified the Partnership that it would not modify the existing terms of the second mortgage. The Partnership was unable to secure new or additional modifications or extensions to the loan, therefore as of December 31, 1992, the outstanding balance of $7,163,000 was reflected in the current portion of long-term debt in the accompanying consolidated financial statements. On February 2, 1993, the second mortgage lender concluded proceedings to realize upon its security and took title to the property. As a result, the Partnership recognized a gain for financial reporting purposes of $1,520,734 and a gain for Federal income tax purposes of $5,633,431 in 1993 with no corresponding distributable proceeds.

     The long-term mortgage notes secured by the Summerfield/Oakridge Apart-ments, located in Aurora, Colorado were modified, effective August 1, 1986. Beginning October 1, 1990, the scheduled monthly payments to the lender were not made. The lender provided the venture with a notice of default and placed the property in receivership October 16, 1990. Negotiations for further debt relief were not successful. In January 1991, the lender concluded proceedings to realize upon its security and took title to the property resulting in the Partnership recognizing a gain of $1,637,840 (net of venture partners' share of $270,551) for financial reporting purposes. Although no distributable proceeds were realized on this transaction, a gain of approximately $7,493,000 for Federal income tax purposes was recognized in 1991.

     As of December 31, 1992, the outstanding loan balance of the long-term mortgage note secured by the Carrara Place Office Building was reflected in the current portion of long-term debt due to the venture not making the scheduled debt service payments beginning January 1, 1993. The note was subsequently modified effective January 1, 1993. Under the modification, the maturity date has been extended from June 30, 1994 until January 1, 1998. Interest continues to accrue at 9.875% from January 1, 1993 until maturity. Effective January 1, 1993, the net cash flow of the property (after the required minimum interest payments of $8,333 monthly or $100,000 annually), subject to certain reserves including a $350,000 operating reserve to fund deficits, will be paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan,

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


respectively. Any capital costs, including re-leasing costs, are to be funded by the lender, (subject to their approval) and will be added to the principal balance of the loan.

     In conjunction with the modification, the venture has agreed to transfer title to the lender if the venture fails to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined).

     (c)  Refinancings

     Effective December 27, 1990, the Partnership obtained replacement loans from an institutional lender to retire in full satisfaction, at an aggregated discount, the previously modified existing long-term mortgage notes secured by the Sierra Pines Apartments and the Crossings Apartments. The new lender required the establishment of escrow accounts, of approximately $253,000 and $291,000, to be used toward the purchase of capital items at the Sierra Pines Apartments and the Crossings Apartments, respectively. As of the date of sale (see note 7(c)) approximately $62,000 and $6,000 were used for such purposes for the respective properties. The new mortgage loans, which were cross-collateralized, required interest only payments at 9.5% plus contingent interest (as defined) until January 1, 1999, when the remaining balance was payable. In 1993 and 1992, $176,334 and $145,029 were paid for 1992 and 1991 contingent interest, respectively for the properties. $107,945 was paid in 1993 for 1993 contingent interest for both properties through the date of sale. In the event that these properties were sold before the maturity date of the loan, the lender was to receive additional interest of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds (as defined) or ten times the highest contingent interest (as defined) amount in any of the three full fiscal years preceding the sale. In 1993, the Partnership sold its interest in the Sierra Pines Apartments and The Crossing Apartments (see note 7(c)).

     (d) Arbor Town Apartments-I and Arbor Town Apartments-II

     In 1984, the Arbor Town Apartments-I and Arbor Town Apartments-II were sold, at which time the Partnership received $12,400,000 in wrap-around notes receivable. The Partnership elected to retain the original mortgages and planned to ultimately pay off the outstanding original mortgage balances from proceeds of the wrap-around notes receivable. The buyer voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in May 1988. In April 1989, the United States Bankruptcy Court approved a plan of reorganization whereby the underlying mortgage notes payable were allowed to be modified. The subsequent modifications on the underlying mortgage notes payable were made retroactively effective to April 24, 1989 and September 1, 1988. The wrap-around notes receivable held by the Partnership had been modified to the extent the Partnership had agreed that the buyer make payments directly to the lenders (note 7(a)).

     (e)  National City Center Office Building

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building are scheduled to increase from 9-5/8% to 11-7/8% until the maturity of the loan in December 1995. The Partnership reached an agreement in principle with the current mortgage lender to refinance the existing mortgage which would be effective February 1, 1994, with an interest rate of 8.5%. The loan would be amortized over 22 years with a balloon payment due in seven years. The Partnership paid a refundable loan commitment fee of $1,164,000 in 1993 in conjunction with the proposed refinancing. The Partnership also expects to pay a prepayment penalty of approximately $600,000, based on the outstanding mortgage balance at the time

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of refinancing. In addition, the lender would require an escrow account of approximately $610,000 to be established at the inception of the refinancing which would be supplemented from time to time for scheduled future tenant improvements costs at the property. There can be no assurance that the loan refinancing can be obtained.

     The buyer retroactively modified the terms of the mortgage note payable and related accrued interest secured by the Arbor Town Apartments-I under the reorganization mentioned above. The modified principal balance (including deferred fees) was determined to be $3,261,865. Monthly payments of interest only at 9.875% per annum were due until August 1991. Beginning September 1, 1991, through the scheduled maturity date of December 20, 1994, monthly payments of principal and interest were due at 9.875%. The maturity date of the mortgage note payable could have been extended to August 31, 1998, at the option of the buyer.

     The buyer also retroactively modified the terms of the mortgage note payable and related accrued interest secured by the Arbor Town Apartments-II under the reorganization mentioned above. Monthly payments of interest only of 8%, 8.5% and 9% were effective September 1, 1990, 1991 and 1992, respectively. The interest accrual rate was reduced from 14.5% per annum to 9% per annum. The difference between the accrual interest rate and the pay rates was added to the outstanding principal balance which would have been due January 1, 1993.

     The buyer was in default on the underlying first mortgage payments made directly to the lenders. As a result, the lenders provided the Partnership with letters of default. In December 1992, the lenders concluded proceedings to realize upon their security and obtained title to the properties resulting in the Partnership no longer having a security interest in the properties. Although the Partnership received no cash proceeds from the transfer of its security interest; it did, however, recognize a gain for financial reporting purposes and a loss for Federal income tax purposes in 1992 of $1,556,577 and $275,509, respectively.


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or other disposition of investment properties will be allocated first to the General Partners in an amount equal to the greater of the amount distributable to the General Partners as sale or refinancing proceeds from sale or other disposition of investment properties (as described below) or 1% of the profits from the sale or refinancing. Losses from the sale or other disposition of investment properties will be allocated 1% to the General Partners. The remaining sale or other disposition of investment properties profits and losses will be allocated to the Limited Partners.

     An amendment to the Partnership Agreement, effective January 1, 1991, generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness (as defined) after such event. In general, the effect of this amendment is to allow the deferral of the recognition of taxable gain to the Limited Partners.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash receipts" of the Partnership will be allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). Distributions of "sale proceeds" and "financing proceeds" are to be allocated 99% to the Limited Partners and 1% to the General Partners until receipt by the Limited Partners of their initial contributed capital plus a stipulated return thereon. Thereafter, distributions of "sale proceeds" and "financing proceeds" are to be allocated to the General Partners until the General Partners have received an amount equal to 3% of the gross sales prices of any properties sold, then the balance 85% to the Limited Partners and 15% to the General Partners.


(6)  MANAGEMENT AGREEMENTS

     The Partnership has entered into agreements with sellers or affiliates of the sellers for the operation and management of several properties. Such agreements provided that, during the term of these agreements, the managers paid all expenses of the properties and retained the excess, if any, of cash revenues from operations over costs and expenses, as defined, as a management fee. Upon termination of the agreements, an affiliate of the General Partners assumed management under agreements providing for management fees calculated at a percentage of the gross income from the properties.

     An affiliate of the General Partners of the Partnership manages the following properties for a fee calculated at a percentage of gross income from the following properties:

          Sierra Pines Apartments, Houston, Texas
            (through July 29, 1993)
          Country Square Apartments, Carrollton, Texas
            (through February 1, 1993)
          Permian Mall, Odessa, Texas
          National City Center, Cleveland, Ohio
          Crossing Apartments, Houston, Texas
            (through July 29, 1993)
          Stonybrook Apartments-I & II, Tucson, Arizona


(7)  SALE OF INVESTMENT PROPERTIES

     (a)  Arbor Town Apartments-I and Arbor Town Apartments-II

     During November 1984, the Partnership concurrently sold the land and related improvements of the Arbor Town Apartments-I and Arbor Town Apartments-II located in Arlington, Texas for $15,500,000, consisting of $3,100,000 in cash and $12,400,000 of wrap-around notes receivable. The purchase wrap-around notes were subject to existing mortgage notes (note 4).

     The sale was accounted for by the installment method whereby the gain on sale of $2,724,491 (net of discount on the notes receivable of $890,413) was recognized as collections of principal were received. No profit was recognized by the Partnership in 1992 and 1991.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The Partnership did not receive the scheduled interest only payments of approximately $2,000,000 on the wrap-around notes receivable from January 1988 through May 1989 and, therefore, the Partnership did not make the corresponding scheduled monthly payments on the underlying indebtedness. The buyer voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in May 1988. In April 1989, the United States Bankruptcy Court approved a plan of reorganization, whereby scheduled payments on the wrap-around notes receivable and related underlying mortgage notes payable were allowed to be modified by the buyer. Under the terms of the Bankruptcy Reorganization Plan, the Partnership's wrap-around notes receivable and underlying non-recourse mortgage notes payable remained outstanding. The buyer subsequently negotiated the modification of the underlying non-recourse mortgage notes payable directly with the lenders while the wrap-around notes receivable had been modified to the extent the Partnership had agreed that the buyer make payments directly to the lender. These modifications modified the terms of the original underlying loan agreements resulting in permanent interest expense reductions. For financial reporting purposes, these interest expense reductions had been offset by adjustments to the wrap-around notes receivable. No reserve for collectibility had been established previously due to the existence of deferred gain exceeding the net equity in the wrap-around notes receivable, with the underlying indebtedness being non-recourse to the Partnership. The Partnership recognized interest income on the wrap-around notes receivable only to the extent interest had been paid by the buyer on the modified underlying indebtedness. In December 1992, the lenders concluded proceedings to realize upon their security and obtained title to the properties resulting in the Partnership no longer having a security interest in the properties (see note 4(d)).

     (b)  San Mateo Fashion Island

     On December 31, 1986, the Partnership sold its right, title and interest in the land, leasehold interest and related improvements of the San Mateo Fashion Island shopping center for $44,202,559 and recognized profit in full of $9,528,813. The sale price consisted of $950,000 in cash at closing, the assumption of the existing mortgage note having an unpaid principal balance of $39,302,559 (for financial reporting purposes the principal balance was $28,895,264) and an additional promissory note in the amount of $3,950,000 ($950,000 paid in March 1988) secured by a subordinated deed of trust on the property. In addition to the sale price, the Partnership received $7,600,000 from the venture partner during 1986 under the terms of the venture agreement.

     During the first quarter of 1992, the Partnership was advised by the buyer (in which the Corporate General Partner has an interest) that it had initiated discussions directly with the first mortgage lender regarding a modification to the first mortgage note. The buyer is currently making reduced payments to the first mortgage lender and has discontinued making payments to the Partnership as of March 1992. Due to uncertainty regarding the value of the underlying collateral, the Partnership reserved for the entire outstanding principal balance and accrued interest ($3,720,000) on the note receivable as of December 31, 1993 and 1992 in the accompanying consolidated financial statements. In addition, the entire outstanding principal balance and accrued interest was written off for Federal income tax purposes in 1992.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (c)  Sierra Pines and Crossing Apartments

     On July 29, 1993, the Partnership sold the land, buildings, related improvements and personal property of the Sierra Pines and Crossing Apartments located in Houston, Texas. The purchaser is not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale prices of the land, buildings, related improvements and personal property for Sierra Pines and Crossing Apartments were $4,880,000 and $9,535,000, respectively. A portion of the cash proceeds was utilized to retire the first mortgage notes with outstanding balances of $4,380,000 and $7,600,000, respectively, secured by the properties. The Partnership paid additional interest of $1,230,923 in the aggregate in connection with the retirement of the mortgage notes. The Partnership received in connection with these sales, after additional interest and normal costs of sale, a net amount of cash of approximately $950,000 (including $288,000 in advisory fees) in the aggregate. As a result of these sales, the Partnership recognized gains for financial reporting purposes of $44,030 and $2,526,916, respectively, and recognized a gain for Federal income tax purposes of $1,510,727 and $6,164,118, respectively.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1993, the Partnership and its consolidated ventures' principal assets are one apartment complex, one enclosed shopping mall and three office buildings. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful life.

     Leases with commercial tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector. Apartment complex leases in effect at December 31, 1993 are generally for a term of one year or less and provide for annual rents of approximately $1,762,376.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1993:

               Shopping mall:
                 Cost. . . . . . . . . . . .  $ 24,294,375
                 Accumulated depreciation. .    (7,666,062)
                                              ------------
                                                16,628,313
                                              ------------
               Office buildings:
                 Cost. . . . . . . . . . . .   221,682,710
                 Accumulated depreciation. .   (71,337,019)
                                              ------------
                                               150,345,691
                                              ------------

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



               Apartment complex:
                 Cost. . . . . . . . . . . .     8,022,749
                 Accumulated depreciation. .    (3,543,125)
                                              ------------
                                                 4,479,624
                                              ------------

                    Total. . . . . . . . . .  $171,453,628
                                              ============

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

              1994 . . . . . . . . . . .  $ 29,940,250
              1995 . . . . . . . . . . .    26,817,970
              1996 . . . . . . . . . . .    24,999,921
              1997 . . . . . . . . . . .    22,656,470
              1998 . . . . . . . . . . .    22,120,863
              Thereafter . . . . . . . .   114,672,214
                                          ------------
                  Total. . . . . . . . .  $241,207,688
                                          ============

     (b)  As Property Lessee

     The First Interstate venture owns a net leasehold interest (which expires in 2052) in the land underlying the Seattle, Washington office building, subject to a 20-year extension. The lease provides for an annual rent of $670,000 and has been determined to be an operating lease.



(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                        1993         1992         1991             1993
                                                                     ---------     ---------    ---------     --------------

Disbursement agent fees. . . . . . . . . . . . . . . . . . . . .    $    --            --           8,947             --
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .        50,000        50,000       50,000             --
Property management and leasing fees . . . . . . . . . . . . . .     1,055,773     1,094,265    1,051,709         3,522,816
Management fees to Corporate General Partner . . . . . . . . . .         --           16,667      108,336            33,334
Reimbursement (at cost) for accounting services. . . . . . . . .        29,180       102,783       53,172            29,180
Reimbursement (at cost) for legal services . . . . . . . . . . .        11,247        14,516        9,983            11,247
Reimbursement (at cost) for out-of-pocket expenses . . . . . . .        18,634        16,639       10,597                77
Reimbursement (at cost) for out-of-pocket salary and salary related expenses relating to on-site and other cost for the Partnership and
 its investment properties . . . . . . . . . . . . . . . . . . .       201,153       227,735      275,575             --
                                                                    ----------     ---------    ---------         ---------

                                                                    $1,365,987     1,522,605    1,568,319         3,596,654
                                                                    ==========     =========    =========         =========


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



     The General Partners and their affiliates have deferred through June 30, 1988 payment of certain property management and leasing fees of $3,522,816. In addition, the Partnership deferred the General Partners' cash distribution and management fee of $19,666 and $33,334, respectively, for the third and fourth quarters of 1991. These deferred amounts (approximately $22 per Interest in the aggregate) and amounts currently payable do not bear interest and are expected to be paid in future periods.
                                                             SCHEDULE X

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Maintenance and repairs.      $4,852,082      5,068,044      4,825,845

Depreciation . . . . . .       9,144,746      9,598,560      9,476,084

Taxes:

  Real estate. . . . . .       4,747,734      5,198,223      5,009,727

  Other. . . . . . . . .          11,727        459,393          7,009

Advertising. . . . . . .         289,171        363,351        380,435
                              ==========      =========      =========


                                                                                                                       SCHEDULE XI
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993


                                                                           COSTS
                                                                        CAPITALIZED
                                                                        CAPITALIZED
                                              INITIAL COST TO          SUBSEQUENT TO             GROSS AMOUNT AT WHICH CARRIED
                                              PARTNERSHIP (A)         TO ACQUISITION                 AT CLOSE OF PERIOD (B)
                                         --------------------------   --------------        --------------------------------------
                                         LAND AND       BUILDINGS                         LAND AND      BUILDINGS
                                         LEASEHOLD        AND          BUILDINGS AND     LEASEHOLD         AND
                        ENCUMBRANCE      INTERESTS     IMPROVEMENTS    IMPROVEMENTS       INTEREST     IMPROVEMENTS      TOTAL (D)
                       ------------     -----------    ------------    -------------     ----------    ------------    -----------

APARTMENT BUILDING:
 Tucson, Arizona . .    $ 4,807,400       1,331,500       7,885,152      (1,193,903)      1,116,695       6,906,054      8,022,749
OFFICE BUILDINGS:
 Englewood, Colorado     22,763,187         850,000      20,989,348       3,450,380         850,000      24,439,728     25,289,728
 Cleveland, Ohio . .     57,721,107      13,500,000      69,078,344       5,786,875      13,500,000      74,865,219     88,365,219
 Seattle, Washington     97,493,927          -- (c)      91,387,111      16,640,652          --         108,027,763    108,027,763
SHOPPING MALL:
 Odessa, Texas . . .     18,416,331       2,555,000      20,145,739       1,593,636       2,555,000      21,739,375     24,294,375
                       ------------      ----------     -----------      ----------      ----------     -----------    -----------

    Total. . . . . .   $201,201,952      18,236,500     209,485,694      26,277,640      18,021,695     235,978,139    253,999,834
                       ============      ==========     ===========      ==========      ==========     ===========    ===========

                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993

                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATION         REAL ESTATE
                                               DEPRECIATION(E)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
APARTMENT BUILDINGS:
 Tucson, Arizona . . . . . . . . . . . . . .       $ 3,543,125           1983           10/1/82        5-30 years          132,753
OFFICE BUILDINGS:
 Englewood, Colorado . . . . . . . . . . . .         8,513,641           1982          11/23/82        5-30 years          400,018
 Cleveland, Ohio . . . . . . . . . . . . . .        24,721,676           1980           7/27/83        5-30 years        1,518,186
 Seattle, Washington . . . . . . . . . . . .        38,101,702           1983           3/10/82        5-40 years        1,704,719
SHOPPING MALL:
 Odessa, Texas . . . . . . . . . . . . . . .         7,666,062           1979          12/28/82        5-30 years          624,545
                                                   -----------                                                           ---------

    Total. . . . . . . . . . . . . . . . . .       $82,546,206                                                           4,380,221
                                                   ===========                                                           =========


                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993

- -----------------
     (A)  The cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $258,753,073.
     (C)  Property operated under ground lease; see Note 8.
     (D)  Reconciliation of real estate owned:

                                                          1993               1992                1991
                                                      ------------       ------------        -----------
      Balance at beginning of period . . . . . . .    $287,739,781        288,108,329        305,874,084
      Additions during period. . . . . . . . . . .       3,097,755          2,635,297          2,994,084
      Provision for value impairment . . . . . . .           --            (2,682,822)             --
      Reductions during period . . . . . . . . . .     (36,837,702)          (321,023)       (20,759,839)
                                                      ------------        -----------        -----------

      Balance at end of period . . . . . . . . . .    $253,999,834        287,739,781        288,108,329
                                                      ============        ===========        ===========

(E)   Reconciliation of accumulated depreciation:
      Balance at beginning of period . . . . . . .    $ 88,213,016         78,935,479         75,036,153
      Depreciation expense . . . . . . . . . . . .       9,144,746          9,598,560          9,476,084
      Reduction in accumulated depreciation. . . .     (14,811,556)          (321,023)        (5,576,758)
                                                      ------------        -----------        -----------

      Balance at end of period . . . . . . . . . .    $ 82,546,206         88,213,016         78,935,479
                                                      ============        ===========        ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1993 and 1992.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XII, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 9-14 of the Prospectus, which description is hereby incorporated herein by reference to exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Corporate General Partner are as follows:

                                                          SERVED IN
    NAME                      OFFICE                      OFFICE SINCE
    ----                      ------                      ------------

    Judd D. Malkin           Chairman                       5/03/71
                             Director                       5/03/71
    Neil G. Bluhm            President                      5/03/71
                             Director                       5/03/71
    Jerome J. Claeys III     Director                       5/09/88
    Burton E. Glazov         Director                       7/01/71
    Stuart C. Nathan         Executive Vice President       5/08/79
                             Director                       3/14/73
    A. Lee Sacks             Director                       5/09/88
    John G. Schreiber        Director                       3/14/73
    H. Rigel Barber          Chief Executive Officer        8/02/93
    Jeffrey R. Rosenthal     Chief Financial Officer        8/01/93
    Gary Nickele             Executive Vice President and   1/01/92
                               General Counsel              2/27/84
    Ira J. Schulman          Executive Vice President       6/01/88
    Gailen J. Hull           Senior Vice President          6/01/88
    Howard Kogen             Senior Vice President          1/02/86
                             Treasurer                      1/01/91
     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV, JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September, 1977. He holds a Masters degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 44) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 42) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.
ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Compensation and Fees" at pages 6-9, "Cash Distributions" at pages 138-139, "Allocation of Profits or Losses for Tax Purposes" at page 137 and "Distributions and Compensations; Allocations of Profits and Losses" at pages A-6 to A-11 of the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1993, 1992 and 1991, cash distributions of $0, $0 and $55,002 were paid, respectively, to the General Partners. Effective as of the third and fourth quarters of 1991, the Partnership deferred the General Partner's cash distribution and deferred management fees. The General Partners received a share of the Partnership's long-term capital gain for tax purposes aggregating $1,456,799 in 1993. In addition, the General Partners received a share of the Partnership's operating losses aggregating $354,098. Such losses may benefit the General Partners to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 6-9, "Conflicts of Interest" at pages 9-14 and "Powers, Rights and Duties of the General Partners" at pages A-13 to A-19 of the Prospectus, which are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Properties Company, an affiliate of the Corporate General Partner, provided property management services to the Partnership for all or part of 1993 for the Sierra Pines Apartments, and Crossing Apartments in Houston, Texas, the Country Square Apartments in Carrollton, Texas, the Stonybrook Apartments - I & II in Tucson, Arizona, the Permian Mall in Odessa, Texas and National City Center Office Building in Cleveland, Ohio at fees calculated at a percentage of gross income from the properties. In 1993, such affiliate earned property management fees amounting to $1,055,773 for such services, all of which were paid as of December 31, 1993. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than specified in the Prospectus), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1993 aggregating approximately $50,000, all of which were paid in 1993 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1993, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $219,787, of which $77 was unpaid as of December 31, 1993.

     Additionally, the General Partners may be reimbursed for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1993, such costs were $40,427, all of which were unpaid at December 31, 1993. The General Partners earned no disbursement agent fees in 1993.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     (a)   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

     (b)  The Corporate General Partner and its officers and directors own the following Interests of the Partnership:

                                 NAME OF                            AMOUNT AND NATURE
                                 BENEFICIAL                         OF BENEFICIAL                            PERCENT
TITLE OF CLASS                   OWNER                              OWNERSHIP                                OF CLASS
- --------------                   ----------                         -----------------                        --------
Limited Partnership Interests    Corporate General Partner          100 Interests                            Less than 1%
                                 and its officers and                  directly
                                 directors as a group
- ---------------

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above (see Note 3(c) to the accompanying Notes to Consolidated Financial Statements).



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             (1) Financial Statements (See Index to Financial Statements filed with this annual report).

             (2)  Exhibits.

                  3-A. The Prospectus of the Partnership dated June 21,
1982, as supplemented on August 24, 1982, October 21, 1982, November 1, 1982, December 22, 1982 and February 18, 1983, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference.
Copies of pages 6-14, 137-139, A-6 to A-11 and A-13 to A-19 are incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-76443) dated June 21, 1982.

                  3-B. Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, is incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-76443) dated June 21, 1982.

                  4-A. Mortgage loan agreement between Wright-Carlyle
Seattle and The Prudential Insurance Company dated October 16, 1985, relating to the First Interstate Center is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

                  4-B. Mortgage loan agreement between Carlyle/National
City Associates and New York Life Insurance Company dated November 15, 1983, relating to the National City Center Office Building is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

                  10-A.Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the First Interstate Center in Seattle, Washington are hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. 2-76443), dated June 21, 1982.

                  10-B.Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the National City Center Office Building in Cleveland, Ohio are hereby incorporated by reference to the Partnership's Report on Form 8-K, dated August 8, 1983.

                  10-C.Bargain and Sale Deed relating to the Partnership's disposition of the Timberline Apartments in Denver, Colorado, dated July 25, 1990 is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

                  10-D.Sale documents and exhibits thereto relating to the Partnership's sale of the Meadows Southwest Apartments in Houston, Texas are hereby incorporated herein by reference to the Partnership's Report on Form 8-K, dated January 11, 1991 by reference.

                  10-E.Non-Merger Quit Claim Deeds relating to the Partnership's disposition of the Summerfield/Oakridge Apartments in Aurora, Colorado, dated January 7, 1991 are hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

                  21.  List of Subsidiaries.

                  24.  Powers of Attorney.

             ___________

                  Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

(b) No report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

     No annual report for the year 1993 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                        By: JMB Realty Corporation
                            Corporate General Partner


                            GAILEN J. HULL
                        By: Gailen J. Hull
                            Senior Vice President
                        Date:March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By: JMB Realty Corporation
                            Corporate General Partner


                            JUDD D. MALKIN*
                        By: Judd D. Malkin, Chairman and Director
                        Date:March 25, 1994


                            NEIL G. BLUHM*
                        By: Neil G. Bluhm, President and Director
                        Date:March 25, 1994


                            H. RIGEL BARBER*
                        By: H. Rigel Barber, Chief Executive Officer
                        Date:March 25, 1994


                            JEFFREY R. ROSENTHAL*
                        By: Jeffrey R. Rosenthal, Chief Financial Officer
                            Principal Financial Officer
                        Date:March 25, 1994


                            GAILEN J. HULL
                        By: Gailen J. Hull, Senior Vice President
                            Principal Accounting Officer
                        Date:March 25, 1994


                            A. LEE SACKS*
                        By: A. Lee Sacks, Director
                        Date:March 25, 1994


                            STUART C. NATHAN*
                        By: Stuart C. Nathan, Executive Vice President
                            and Director
                        Date:March 25, 1994


                        *By:GAILEN J. HULL, Pursuant to a Power of Attorney


                            GAILEN J. HULL
                        By: Gailen J. Hull, Attorney-in-Fact
                        Date:March 25, 1994

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                             EXHIBIT INDEX



                                              DOCUMENT
                                            INCORPORATED
                                            BY REFERENCE      PAGE
                                            ------------      ----


3-A.       Pages 6-14, 137-139, A-6 to A-11 and
           A-13 to A-19 of the Prospectus of the
           Partnership dated June 21, 1982, as
           supplemented on August 24, 1982,
           October 21, 1982, November 1, 1982,
           December 22,1982 and February 28, 1983Yes

3-B.       Amended and Restated Agreement of
           Limited Partnership set forth as
           Exhibit A to the Prospectus           Yes

4-A.       Mortgage loan agreement related
           to the First Interstate Center        Yes

4-B.       Mortgage loan agreement related
           to the National City Center Office
           Building                              Yes

10-A.      Acquisition documents related to
           First Interstate Center               Yes

10-B.      Acquisition documents related to
           National City Center Office Building  Yes

10-C.      Bargain and Sale Deed related to
           Timberline Apartments                 Yes

10-D.      Sale documents related to
           the Meadows Southwest Apartments      Yes

10-E.      Non-Merger Quit Claim Deeds related to
           the Summerfield/Oakridge Apartments   Yes

21.        List of Subsidiaries                  No

24.        Powers of Attorney                    No