Form 10-Q
period 1994-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1994-05-16
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



For the quarter ended March 31, 1994          Commission file number 0-12433




                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
               (Exact name of registrant as specified in its charter)




         Illinois                                    36-3149589
(State of organization)                      (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                           60611
(Address of principal executive office)                      (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .




PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------
                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                        1994              1993
                                                                                                      ------------     ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  3,231,193        2,789,530
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,930,899        6,865,532
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     768,795        1,085,701
  Loan commitment fee (note 3(d)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,163,524        1,163,524
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      68,113          154,073
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     580,067          605,734
                                                                                                      ------------     ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11,742,591       12,664,094
                                                                                                      ------------     ------------
Investment properties, at cost:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18,021,695       18,021,695
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 236,563,251      235,978,139
                                                                                                      ------------     ------------
                                                                                                       254,584,946      253,999,834
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  84,738,784       82,546,206
                                                                                                      ------------     ------------
          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . . 169,846,162      171,453,628
                                                                                                      ------------     ------------
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,231,195        5,527,843
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,175,604        5,114,243
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15,678,249       14,876,348
                                                                                                      ------------     ------------

                                                                                                      $207,673,801      209,636,156
                                                                                                      ============     ============
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------

                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         1994              1993
                                                                                                      ------------     ------------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  6,521,389        6,489,518
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,996,178        2,326,663
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,557,507        3,596,654
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,858,698        3,364,920
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,282,043        2,764,835
                                                                                                      ------------     ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18,215,815       18,542,590
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     141,609           85,391
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,009,600        2,062,011
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 194,711,538      194,712,434
                                                                                                      ------------     ------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 215,078,562      215,402,426
Venture partners' equity in ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     356,706          445,474
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (8,435,167)      (8,373,178)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (564,211)        (564,211)
                                                                                                      ------------     ------------
                                                                                                        (8,998,378)      (8,936,389)
                                                                                                      ------------     ------------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . 141,003,683      141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(119,718,956)    (118,231,222)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (20,047,816)     (20,047,816)
                                                                                                      ------------     ------------
                                                                                                         1,236,911        2,724,645
                                                                                                      ------------     ------------
       Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . . . . . . . . . . .  (7,761,467)      (6,211,744)
                                                                                                      ------------     ------------
Commitments and contingencies (notes 2, 3 and 4)
                                                                                                      $207,673,801      209,636,156
                                                                                                      ============     ============


                                                See accompanying notes to consolidated financial statements.

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                         1994              1993
                                                                                                      -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$10,899,418       13,479,990
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     58,675           77,165
                                                                                                      -----------      -----------
                                                                                                       10,958,093       13,557,155
                                                                                                      -----------      -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6,012,478        6,038,523
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,192,578        2,352,852
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4,635,922        5,461,626
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    139,510          148,251
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    306,745          318,207
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     41,386           99,749
                                                                                                       ----------      -----------
                                                                                                       13,328,619       14,419,208
                                                                                                      -----------      -----------
       Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (2,370,526)        (862,053)

Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .    820,803          536,346
                                                                                                      -----------      -----------
       Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (1,549,723)        (325,707)

Gain on disposition of investment property (note 3(b)) . . . . . . . . . . . . . . . . . . . . . . . .      --           1,520,737
                                                                                                      -----------      -----------
       Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$(1,549,723)       1,195,030
                                                                                                      ===========      ===========
                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                                                                                         1994              1993
                                                                                                      -----------      -----------

       Net earnings (loss) per limited partnership interest:
           Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     (9.30)           (1.95)
           Net gain on disposition of investment property. . . . . . . . . . . . . . . . . . . . . . .      --                9.41
                                                                                                      -----------      -----------
                                                                                                      $     (9.30)            7.46
                                                                                                      ===========      ===========

       Cash distributions per limited partnership interest . . . . . . . . . . . . . . . . . . . . . .$     --               --
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

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                         1994              1993
                                                                                                      ------------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$(1,549,723)       1,195,030
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,192,578        2,352,852
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    306,745          318,207
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .    400,976          365,241
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . . . . . . . .   (820,803)        (536,346)
    Gain on disposition of investment property (note 3(b)) . . . . . . . . . . . . . . . . . . . . . .      --          (1,520,737)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    316,906          175,312
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     85,960          140,736
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,667          (17,652)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (61,361)         (81,029)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (330,485)        (223,585)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (39,147)        (120,407)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    493,778          353,200
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (482,792)        (628,125)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     56,218          (24,896)
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (52,411)         (44,638)
                                                                                                      -----------      -----------
         Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . . . .    542,106        1,703,163
                                                                                                      -----------      -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . . . . . . . . . .    934,633          574,117
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (585,112)        (878,621)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,097)         (25,886)
                                                                                                      -----------      -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . . . .    339,424         (330,390)
                                                                                                      -----------      -----------
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                                          1994              1993
                                                                                                      ------------      -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (403,449)        (420,495)
  Proceeds of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,448            --
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      63,634            --
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (133,500)        (152,019)
                                                                                                      ------------      -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (439,867)        (572,514)
                                                                                                      ------------      -----------

          Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .$    441,663          800,259
                                                                                                      ============      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  5,117,724        5,320,082
                                                                                                      ============      ===========
  Non-cash investing and financing activities:
    Balance due on accelerated wrap-around mortgage note payable canceled. . . . . . . . . . . . . . .$      --          12,239,900
    Reduction of land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --          (2,170,000)
    Reduction of buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --         (14,045,964)
    Reduction of accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --           5,454,885
    Reduction of accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --              41,916
                                                                                                      ------------      -----------
          Non-cash gain recognized on disposition of investment property . . . . . . . . . . . . . . .$      --           1,520,737
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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1994 AND 1993

                                     (UNAUDITED)



     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1993 which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures Carlyle Seattle Associates ("Carlyle Seattle"), Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate"), Carrara Place Limited ("Carrara"), Carlyle Carrollton Associates ("Carlyle Carrollton"), Carlyle Carrollton's venture, Country Square, Ltd. ("Country Square") (note 3(b)), and Carlyle/National City Associates ("Carlyle/National City"). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                                         1994                       1993
                                  -------------------------------------------
                               GAAP BASIS   TAX BASIS     GAAP BASIS   TAX BASIS
                              -----------  ----------     ----------   ---------
Net earnings (loss). . . .    $(1,549,723) (3,143,513)     1,195,030   3,648,068
Net earnings (loss) per
 limited partnership
 interest. . . . . . . . .    $     (9.30)     (18.29)          7.46       22.85
                              ===========  ==========      =========   =========

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the limited partnership interests outstanding at the end of each period (160,005). Deficit capital balances will result, throughout the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. government obligations and certificates of deposit at cost, which approximates

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none held at March 31, 1994 and December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership currently is a party to four operating joint venture agreements. In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, (through the joint venture,) is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has a cumulative preferred interest in net cash receipts (as defined) from two of the Partnership's venture properties - Carrara Place Office Building and First Interstate Center. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. One of the ventures' properties produced net cash receipts during the three months ended March 31, 1994 and 1993. In general, operating profits and losses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated in accordance with the partners' respective economic interests. The Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  Carrara

     The Carrara joint venture agreement provides that operating profits and losses of the venture are allocated 50% to the venture and 50% to the venture partner. Gain arising from the sale or other disposition of the property would be allocated to the venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the venture agreement. Any additional gain would be allocated in accordance with the distribution of sales proceeds. The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992 and the tenant vacated. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Concurrent with the modification of the mortgage loan in September of 1993 (see note 3(c)), the Carrara venture has been reorganized such that the Partnership became the sole general partner of the venture, with its venture partner becoming a limited partner of the venture. In addition, the property manager (an affiliate of the unaffiliated venture partner) was replaced effective September 1993. Based upon an analysis of current and anticipated market conditions, the Partnership has decided not to commit additional funds to the Carrara Place Office Building. There must be a significant improvement in market and property conditions in order for the value of the property to be greater than the mortgage pay off amount at any point in time, including accrued interest. Therefore, it is unlikely that any significant proceeds would be received by the Partnership from a sale of the property or that the mortgage loan could be refinanced when it becomes due.


(3)  LONG-TERM DEBT

     (a)  General

     All investment properties are pledged as security for long-term debt which matures at various dates commencing October, 1994. In addition, as described below, the Partnership has received mortgage note modifications on certain properties which expire on various dates commencing January 1, 1998. Upon expiration of such modifications or at loan maturity, should the Partnership not seek or be unable to secure new or additional modifications or extensions to the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. Such decisions would be made on a property-by-property basis.

     (b)  Country Square Apartments

     The Partnership modified the $5,800,000 second mortgage note secured by the Country Square apartment complex in Carrollton, Texas effective June 1, 1989. The pay rate was raised from 4% per annum to 5% per annum (payable in monthly installments of interest only) through December 1, 1992. Interest accrued and was deferred at a rate of 11% per annum from June 1, 1989 through December 31, 1990 and 12% per annum from January 1, 1991 through December 31, 1992; payable each April 30 to the extent of any annual cash flow (as defined) or upon the earlier of subsequent sale of the property or the January 1, 1993 maturity of the note. The lender notified the Partnership that it would not modify the existing terms of the second mortgage. The Partnership was unable to secure new or additional modifications or extensions to the loan. On February 2, 1993, the second mortgage lender concluded proceedings to realize upon its security and took title to the property. As a result, the Partnership recognized a gain for financial reporting purposes of $1,520,737 and a gain for Federal income tax purposes of $5,633,431 in 1993 with no corresponding distributable proceeds.

(c)  Carrara

     The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992 and the tenant vacated. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan. Beginning January 1, 1993, the venture ceased making the scheduled debt service payments on the long-term mortgage note. The note was subsequently modified effective January 1, 1993. Under the modification, the

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


maturity date has been extended from June 30, 1994 until January 1, 1998. Interest continues to accrue at 9.875% from January 1, 1993 until maturity. Effective January 1, 1993, the net cash flow of the property (after the required minimum interest payments of $8,333 monthly or $100,000 annually), subject to certain reserves including a $350,000 operating reserve to fund deficits, will be paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. Any capital costs, including re-leasing costs, are to be funded by the lender, (subject to their approval) and will be added to the principal balance of the loan. Approximately $237,000 has been funded by the lender as of March 31, 1994.

     In conjunction with the modification, the venture has agreed to transfer title to the lender if the venture fails to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined). This would result in the Partnership no longer having an ownership interest in the property. Such a decision would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     (d)  National City Center Office Building

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building increased from 9-5/8% to 11-7/8% until the maturity of the loan in December 1995. The Partnership reached an agreement in principle with the current mortgage lender to refinance the existing mortgage which would be effective February 1, 1994, with an interest rate of 8.5%. The loan would be amortized over 22 years with a balloon payment due in seven years. The Partnership paid a refundable loan commitment fee of $1,164,000 in 1993 in conjunction with the proposed refinancing. The Partnership also expects to pay a prepayment penalty of approximately $600,000, based on the outstanding mortgage balance at the time of refinancing. In addition, the lender would require an escrow account of approximately $610,000 to be established at the inception of the refinancing which would be supplemented from time to time for scheduled future tenant improvements costs at the property. In May 1994 (effective April 28, 1994), the Partnership refinanced the mortgage (see note 6).

     (e)  Other

     Effective December 27, 1990, the Partnership obtained replacement loans from an institutional lender to retire in full satisfaction, at an aggregated discount, the previously modified existing long-term mortgage notes secured by the Sierra Pines Apartments and the Crossings Apartments. The new lender required the establishment of escrow accounts, of approximately $253,000 and $291,000, to be used toward the purchase of capital items at the Sierra Pines Apartments and the Crossings Apartments, respectively. In 1993, the Partnership sold its interest in the Sierra Pines Apartments and The Crossing Apartments (see note 4(b)). As of the date of sale approximately $62,000 and $6,000 were used for such purposes for the respective properties. The new mortgage loans, which were cross-collateralized, required interest only payments at 9.5% plus contingent interest (as defined) until January 1, 1999, when the remaining balance was scheduled to be payable. In 1993, $176,334 was paid for 1992 contingent interest for the properties. $107,945 was paid in 1993 for 1993 contingent interest for both properties through the date of sale. In the event that these properties were sold before the maturity date of the loan, the lender was to receive additional interest of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds (as defined) or ten times the highest contingent interest (as defined) amount in any of the three full fiscal years preceding the sale.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  SALE OF INVESTMENT PROPERTIES

     (a)  San Mateo Fashion Island

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

     (b)  Sierra Pines and Crossing Apartments

     On July 29, 1993, the Partnership sold the land, buildings, related improvements and personal property of the Sierra Pines and Crossing Apartments located in Houston, Texas. The sale prices of the land, buildings, related improvements and personal property for Sierra Pines and Crossing Apartments were $4,880,000 and $9,535,000, respectively. A portion of the cash proceeds was utilized to retire the first mortgage notes with outstanding balances of $4,380,000 and $7,600,000, respectively, secured by the properties. The Partnership paid additional interest of $1,230,923 in the aggregate in connection with the retirement of the mortgage notes. The Partnership received in connection with these sales, after additional interest and normal costs of sale, a net amount of cash of approximately $950,000 (including $288,000 in advisory fees) in the aggregate. As a result of these sales, the Partnership recognized gains in 1993 for financial reporting purposes of $44,030 and $2,526,916, respectively, and recognized a gain for Federal income tax purposes of $1,510,727 and $6,164,118, respectively.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are as follows:

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


                                                                     Unpaid at
                                          1994         1993       March 31, 1994
                                        --------     --------    ---------------
Property management and
 leasing fees. . . . . . . . .          $196,309      302,909        3,524,173
Insurance commissions. . . . .                47        6,627            --
Management fees to Corporate
 General Partner . . . . . . .             --           --              33,334
Reimbursement (at cost) for
 out-of-pocket expenses. . . .             1,304        5,807            --
                                        --------      -------        ---------
                                        $197,660      315,343        3,557,507
                                        ========      =======        =========

     The General Partners and their affiliates had deferred through June 30, 1988 payment of certain property management and leasing fees of which $3,524,173 remains unpaid as of March 31, 1994. In addition, the Partnership deferred the General Partners' cash distribution and management fee of $19,666 and $33,334, respectively, for the third and fourth quarters of 1991. These amounts (approximately $22 per Interest) and amounts currently payable do not bear interest and are expected to be paid in future periods.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership properties. In 1993, such costs aggregated $40,427, all of which are unpaid at March 31, 1994. For the three months ended March 31, 1994, such costs aggregated $26,320, all of which were paid by March 31, 1994.

     Effective January 1, 1994, certain officers and directors of the Managing General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the three months ended March 31, 1994 were $7,800.


(6)  SUBSEQUENT EVENT

     In 1993, the Partnership reached an agreement in principle with the current mortgage lender to refinance the existing mortgage loan (see note 3(d)). On May 2, 1994, the Partnership refinanced the National City Center Office Building loan effective April 28, 1994, with an interest rate of 8.5%. The loan will be amortized over 22 years with a balloon payment due on April 10, 2001. The Partnership paid a prepayment penalty of $581,000 based upon the outstanding loan balance at the time of refinancing. In addition, the lender required an escrow account of $612,000 to be established at the time of refinancing which will be supplemented from time to time for scheduled future tenant improvements at the property. The $1,164,000 refundable loan commitment fee paid by the Partnership in 1993 was applied to accrued interest and the prepayment penalty, with the balance of $238,000 refunded to the Partnership.


(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,230,000. Such funds and short-term investments of approximately $5,930,000 are available for capital improvements, distributions to partners and for working capital requirements, including capital improvements and leasing costs currently being incurred at the National City Center Office Building. Certain of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower occupancies and/or reduced rent levels. The Partnership has taken steps to preserve its working capital by deciding to suspend distributions to the Limited and General Partners effective as of the first quarter of 1992. The Partnership had also deferred cash distributions and partnership management fees, payable to the Corporate General Partner, related to the third and fourth quarters of 1991. In addition, as of March 31, 1994, the General Partners and their affiliates have deferred payment of certain property management and leasing fees of approximately $3,524,000 (approximately $22 per Interest) as more fully described in Note 5. These amounts do not bear interest and are expected to be paid in future periods.

     The Partnership and its consolidated ventures have currently budgeted for 1994 approximately $3,555,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1994 is currently budgeted to be approximately $3,029,000. Included in this amount is the roof and parking lot at the Permian Mall which are currently in need of repair. To fund the Permian Mall improvements, the Partnership intends to initiate discussions with the mortgage lender regarding a modification to the loan. There can be no assurance that a loan modification can be obtained. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. In addition, the Partnerships does not consider the remaining mortgage note receivable (related to San Mateo Fashion Island) to be a source of future liquidity. Reference is made to Note 4(a). The Partnership's and its Ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The mortgage on Stonybrook Apartments II matures October 1, 1994 (Stonybrook Apartments I is not subject to a mortgage loan) with an outstanding balance of approximately $5,633,000 at March 31, 1994. The Partnership is holding discussions with the mortgage lender regarding various strategies for the property including retirement and/or refinancing of the debt, or possible sale of the property. If the Partnership is unable to implement any such strategies, based upon current market conditions, the Partnership would likely not commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. Such a decision could result in a gain for financial reporting and Federal income tax purposes in 1994 with no corresponding distributable proceeds.

     The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992. The Denver, Colorado region has been adversely affected by increased competition for tenants as a result of overbuilding in the area. As a result of the current market rental rates, the cash flow generated by the property would have been significantly less than the payments required under the original mortgage note even if the space was re-leased. Further, re-leasing the space requires significant re-leasing costs. Additionally, the lease for a tenant occupying approximately 17% of the building's leasable area was scheduled to expire in June 1994. The venture has reached an agreement with the tenant to extend their lease for an additional five years. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan and in September 1993 reached an agreement to modify the loan retroactive to January 1, 1993. Under the modification, the maturity date is extended from June 30, 1994 until January 1, 1998. Interest continues to accrue at 9.875% from January 1, 1993 until January 1, 1998. Effective January 1, 1993, the net cash flow of the property, subject to certain reserves, will be paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. Any capital costs, including re-leasing costs, are to be funded by the lender, subject to their approval, and such costs added to the principal balance of the loan. Approximately $237,300 has been funded by the lender as of March 31, 1994.

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

     In conjunction with the modification, the Carrara venture has agreed to transfer title to the lender if the venture fails to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined). This would result in the Partnership no longer having an ownership interest in the property. Such a decision would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     Regarding the First Interstate Center, although new construction in the Seattle office market has virtually ceased, the overall office market remains very competitive due to a significant amount of vacancy and sublease space on the market. In May 1989, an initiative was passed in Seattle to limit future development of downtown office space. Over time, this initiative (which is effective for ten years) may have a favorable impact on the Seattle office market. Although the occupancy (97% at March 31, 1994) at First Interstate Center has not been adversely affected to date by the competitive office market, effective rental rates have decreased as a result. Due to the competitive market conditions and the significant amounts of expiring square footage over the next several years, the property will reserve a portion of its cash flow in order to cover the re-leasing costs required. The Partnership and its affiliated venture partner (Carlyle Real Estate Limited Partnership-X, an affiliated partnership sponsored by the Corporate General Partner of the Partnership) has reached an agreement in principle to sell their interest in Carlyle Seattle to the unaffiliated venture partner.
Carlyle Seattle owns an interest, through an unaffiliated joint venture partner, in the First Interstate Center. There can be no assurance that such sale will occur. In addition, the first mortgage loan secured by the property is scheduled to mature in December 1995. The venture anticipates approaching the mortgage lender regarding an extension or modification of the existing mortgage loan. There can be no assurance that any such extension or modification will be obtained.

     At the National City Center Office Building located in Cleveland, Ohio, a major tenant (Baker & Hostetler) extended its lease term to 2001, but reduced its space leased by approximately 18,000 square feet as of January 1993. The extended lease requires tenant improvement costs of approximately $92,000 per year through the expiration of the lease with an additional amount to be paid in 1996 of approximately $730,000. These tenant improvement costs will result in the property incurring a slight deficit for 1994. The Partnership received a lease termination fee of approximately $1,100,000 from another tenant (KPMG Peat Marwick) for vacating approximately 19,700 square feet (which was subsequently leased to National City Bank). In January 1994, the debt service payments under the existing mortgage increased from 9-5/8% to 11-7/8% until the maturity of the loan in December 1995. The Partnership reached an agreement in principle with the current mortgage lender to refinance the existing mortgage. On May 2, 1994, the Partnership refinanced the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loan will be amortized over 22 years with a balloon payment due on April 20, 2001. The Partnership paid a prepayment penalty of approximately $581,000 based upon the outstanding loan balance at the time of refinancing. In addition, the lender required an escrow account of approximately $612,000 to be established at the time of the refinancing which will be supplemented from time to time for scheduled future tenant improvements at the property. The $1,164,000 refundable loan commitment fee paid by the Partnership in 1993 was applied to accrued interest and the prepayment penalty, with the balance of $238,000 refunded to the Partnership (see note 6). Real estate taxes payable in 1994 are expected to increase due to a 25% reduction of a real estate tax abatement that was received when the property was purchased. The remaining 25% abatement expires in 1998 for taxes payable in 1999.

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

RESULTS OF OPERATIONS

     The decrease in rents and other receivables as of March 31, 1994 as compared to December 31, 1993 is primarily due to the collection in 1994 of rents related to 1993 at the First Interstate Center.

     The increase in buildings and improvements as of March 31, 1994 as compared to December 31, 1993 is primarily due to parking garage renovation and tenant improvements (totaling $200,000) at the National City Center Office Building along with tenant improvements ($380,000) at the First Interstate Center.

     The increase in accrued interest as of March 31, 1994 as compared to December 31, 1993 reflects the cumulative unpaid interest attributable to the Carrara Office Building loan. Reference is made to Note 2(c).

     The decrease in accrued real estate taxes as of March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of certain real estate tax payments.

     The decrease in rental income, depreciation expense and property operating expenses for the three months ended March 31, 1994 compared to the three months ended March 31, 1993 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square Apartments (see Note 3(b)) and the sale of the Sierra Pines and Crossing Apartments in July 1993 (see Note 4(b)). In addition, rental income decreased due to a $1,100,000 termination fee received in January 1993 at the National City Center Office Building.

     The increase in venture partners' share of ventures' operations for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 and the corresponding increase in venture partners' deficits in venture as of March 31, 1994 as compared to December 31, 1993, is primarily due to decreased rental income at the Carrara Place Office Building primarily due to decreased occupancy.

     The gain on disposition of investment property for the three months ended March 31, 1993 is due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February 1993 as described above.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                                  1993                                  1994
                                                                      -------------------------------   --------------------------
                                                                     At        At       At        At       At        At       At
                                                                    3/31      6/30     9/30     12/31     3/31      6/30     9/30
                                                                    ----      ----     ----     -----     ----      ----    -----
 1. Carrara Place Office Building
     Englewood, Colorado . . . . . . . . . . . . . . . . . . .       44%       43%      43%       43%      49%
 2. The Crossing Apartments
     Houston, Texas. . . . . . . . . . . . . . . . . . . . . .       93%       94%      N/A       N/A      N/A
 3. Stonybrook Apartments I & II
      Tucson, Arizona. . . . . . . . . . . . . . . . . . . . .       93%       86%      97%       96%      96%
 4. Permian Mall
     Odessa, Texas . . . . . . . . . . . . . . . . . . . . . .       91%       90%      90%       90%      91%
 5. First Interstate Center
     Seattle, Washington . . . . . . . . . . . . . . . . . . .       96%       96%      97%       97%      97%
 6. Sierra Pines Apartments
     Houston, Texas. . . . . . . . . . . . . . . . . . . . . .       92%       92%      N/A       N/A      N/A
 7. National City Center Office Building
      Cleveland, Ohio. . . . . . . . . . . . . . . . . . . . .       96%       94%      96%       96%      94%

- - ------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     *   Reference is made to Note 2(b) of Notes to Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits

         4-A.   Mortgage loan agreement between Wright-Carlyle Seattle and The
Prudential Insurance Company dated October 16, 1985, relating to the First Interstate Center is hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

         4-B.   Mortgage loan agreement between Carlyle/National City
Associates and New York Life Insurance Company dated November 15, 1983, relating to the National City Center Office Building is hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

         4-C.   Agreement of Modification of Note, Deed of trust and Other Loan
Documents, dated September 23, 1993 between the Partnership and The Travelers Insurance Company relating to the Carrara Place Office Building is hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12344) dated March 25, 1994.

         4-D.   Amended and Restated Promissory Note, dated April 30, 1994, between Carlyle/National City Associates and New York Life Insurance Company relating to the National City Center Office Building is filed herewith.

         10-A. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the First Interstate Center in Seattle, Washington are hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. 2-76443), dated June 21, 1982.

         10-B. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the National City Center Office Building in Cleveland, Ohio are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 2-76443), dated August 8, 1983.

         10-C. Bargain and Sale Deed relating to the Partnership's disposition of the Timberline Apartments in Denver, Colorado, dated July 25, 1990 is hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

         10-D. Sale documents and exhibits thereto relating to the Partnership's sale of the Meadows Southwest Apartments in Houston, Texas are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-12433), dated January 11, 1991 by reference.

         10-E. Non-Merger Quit Claim Deeds relating to the Partnership's disposition of the Summerfield/Oakridge Apartments in Aurora, Colorado, dated January 7, 1991 are hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

         10-F. Sale documents and exhibits thereto relating to the Partnership's sale of the Sierra Pines and Crossing Apartments in Houston, Texas are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-12433), dated August 30, 1993.

         10-G. Substitute Trustee's Deed relating to the Partnership's disposition of the Country Square Apartments in Carrollton, Texas dated February 2, 1993 is hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-12433), dated March 17, 1993.

   (b) No report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                       BY:    JMB Realty Corporation
                              (Corporate General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                              Date: May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                    GAILEN J. HULL
                                    Gailen J. Hull, Principal Accounting Officer
                              Date: May 11, 1994