Form 10-Q
period 1994-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1994-08-15
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



For the quarter ended June 30, 1994        Commission file number 0-12433




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
Yes   X    No
                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     16




PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     20

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     21

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------
                                                                                                    JUNE 30,        DECEMBER 31,
                                                                                                      1994              1993
                                                                                                  ------------     ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,357,137        2,789,530
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,062,750        6,865,532
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        811,457        1,085,701
  Loan commitment fee (note 3(d)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,163,524
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,400          154,073
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,988,136          605,734
                                                                                                   ------------     ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,235,880       12,664,094
                                                                                                   ------------     ------------
Investment properties, at cost:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,021,695       18,021,695
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    237,739,246      235,978,139
                                                                                                   ------------     ------------
                                                                                                    255,760,941      253,999,834
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     86,931,372       82,546,206
                                                                                                   ------------     ------------
          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . .    168,829,569      171,453,628
                                                                                                   ------------     ------------
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,492,878        5,527,843
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,165,222        5,114,243
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,352,395       14,876,348
                                                                                                   ------------     ------------

                                                                                                   $207,075,944      209,636,156
                                                                                                   ============     ============
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------

                                                                                                     JUNE 30,       DECEMBER 31,
                                                                                                      1994              1993
                                                                                                   ------------     ------------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  6,675,865        6,489,518
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,159,898        2,326,663
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,557,507        3,596,654
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,362,396        3,364,920
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,388,786        2,764,835
                                                                                                   ------------     ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,144,452       18,542,590
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      142,551           85,391
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,940,412        2,062,011
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  195,363,399      194,712,434
                                                                                                   ------------     ------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  216,590,814      215,402,426
Venture partners' equity in ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      273,813          445,474
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (8,501,229)      (8,373,178)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (564,211)        (564,211)
                                                                                                   ------------     ------------
                                                                                                     (9,064,440)      (8,936,389)
                                                                                                   ------------     ------------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . .  141,003,683      141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (121,680,110)    (118,231,222)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (20,047,816)     (20,047,816)
                                                                                                   ------------     ------------
                                                                                                       (724,243)       2,724,645
                                                                                                   ------------     ------------
       Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . . . . . . . . .   (9,788,683)      (6,211,744)
                                                                                                   ------------     ------------
Commitments and contingencies (notes 2, 3 and 4)
                                                                                                   $207,075,944      209,636,156
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

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 ---------------------------      ---------------------------
                                                                   1994             1993           1994             1993
                                                                ------------      ----------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . .  $11,100,450      12,226,582      21,999,868       25,706,572
  Interest income. . . . . . . . . . . . . . . . . . . . . . .       69,177          75,556         127,852          152,721
                                                                -----------     -----------      ----------       ----------
                                                                 11,169,627      12,302,138      22,127,720       25,859,293
                                                                -----------     -----------      ----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . .    5,842,628       6,032,180      11,855,106       12,070,703
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .    2,192,588       2,320,983       4,385,166        4,673,834
  Property operating expenses. . . . . . . . . . . . . . . . .    4,991,963       5,116,869       9,627,885       10,578,496
  Professional services. . . . . . . . . . . . . . . . . . . .       98,140          50,270         237,650          198,521
  Amortization of deferred expenses. . . . . . . . . . . . . .      331,411         318,207         638,156          636,414
  General and administrative . . . . . . . . . . . . . . . . .       12,641          59,764          54,027          159,513
                                                                -----------     -----------      ----------       ----------
                                                                 13,469,371      13,898,273      26,797,990       28,317,481
                                                                -----------     -----------      ----------       ----------
       Operating loss. . . . . . . . . . . . . . . . . . . . .   (2,299,744)     (1,596,135)     (4,670,270)      (2,458,188)

Venture partners' share of ventures' operations. . . . . . . .      773,426         514,323       1,594,229        1,050,669
                                                                -----------     -----------      ----------       ----------
       Net operating loss. . . . . . . . . . . . . . . . . . .   (1,526,318)     (1,081,812)     (3,076,041)      (1,407,519)

Gain on disposition of investment property (note 3(b)) . . . .        --              --              --           1,520,737
                                                                -----------     -----------      ----------       ----------
       Net earnings (loss) before extraordinary item . . . . .  $(1,526,318)     (1,081,812)     (3,076,041)         113,218
       Extraordinary item, net of venture partner's share of
        $79,688 . . . . . . . . . . . . . . . . . . . . . . ..     (500,898)                       (500,898)           --
                                                                -----------     -----------      ----------       ----------
       Net earnings (loss) . . . . . . . . . . . . . . . . . .  $(2,027,216)     (1,081,812)     (3,576,939)         113,218
                                                                ===========     ===========      ==========       ==========
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                ---------------------------      ---------------------------
                                                                    1994             1993           1994             1993
                                                                ------------      ----------    ------------     ------------

       Net earnings (loss) per limited partnership interest:
       Net operating loss. . . . . . . . . . . . . . . . . . .  $    (9.16)          (6.49)         (18.46)           (8.44)
           Gain on disposition of investment property. . . . .       --              --              --                9.41
           Extraordinary item, net . . . . . . . . . . . . . .       (3.10)          --              (3.10)           --
                                                                ----------     -----------      ----------       ----------
                                                                $    (12.26)         (6.49)         (21.56)             .97
                                                                ===========    ===========      ==========       ==========

       Cash distributions per limited partnership interest . .  $     --              --              --               --
                                                                ===========    ===========      ==========       ==========
























                                                See accompanying notes to consolidated financial statements.

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                      1994              1993
                                                                                                  ------------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(3,576,939)         113,218
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,385,166        4,673,834
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        638,156          636,414
    Extraordinary items, net of venture partner's share (note 3(d)). . . . . . . . . . . . . .        500,898            --
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        710,618          739,237
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . . . .     (1,594,229)      (1,050,669)
    Gain on disposition of investment property (note 3(b)) . . . . . . . . . . . . . . . . . .          --          (1,520,737)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        274,244          510,042
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        137,673         (126,165)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,382,402)         118,220
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (50,979)        (204,251)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (166,765)        (305,085)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (39,147)        (138,198)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,342,199          732,874
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (376,049)        (295,117)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,160          (19,440)
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (121,599)         (96,706)
                                                                                                 ------------      -----------
         Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . .        738,005        3,767,471
                                                                                                 ------------      -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . . . . . .      1,802,782         (653,074)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,761,107)      (1,776,194)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (603,190)         (79,358)
                                                                                                 ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .       (561,515)      (2,508,626)
                                                                                                 ------------      -----------
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                                      1994              1993
                                                                                                 ------------      -----------

Cash flows from financing activities:
  Refunded portion of loan commitment fee. . . . . . . . . . . . . . . . . . . . . . . . . . .        238,215            --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (772,967)        (851,545)
  Proceeds of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        899,660            --
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . . . . . .        159,709            --
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (133,500)        (152,019)
                                                                                                 ------------      -----------

          Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . .        391,117       (1,003,564)
                                                                                                 ------------      -----------

          Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .   $    567,607          255,281
                                                                                                 ============      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 10,512,907       10,598,592
                                                                                                 ============      ===========
  Non-cash investing and financing activities:
      Refund of loan commitment fee (note 3(d)):
        Refundable loan commitment fee . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,163,524            --
        Pre-payment penalty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (580,586)           --
        Payment of interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (344,723)           --
                                                                                                 ------------      -----------
          Refunded portion of loan commitment fee. . . . . . . . . . . . . . . . . . . . . . .   $    238,215            --
                                                                                                 ============      ===========

        Balance due on accelerated wrap-around mortgage note payable canceled. . . . . . . . .   $      --          12,239,900
        Reduction of land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          (2,170,000)
        Reduction of buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . .          --         (14,045,964)
        Reduction of accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .          --           5,454,885
        Reduction of accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . .          --              41,916
                                                                                                 ------------      -----------
          Non-cash gain recognized on disposition of investment property . . . . . . . . . . .   $      --           1,520,737
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

                               JUNE 30, 1994 AND 1993

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30:

                                         1994                       1993
                                -------------------------------------------
                               GAAP BASIS   TAX BASIS     GAAP BASIS   TAX BASIS
                              -----------  ----------     ----------   ---------
Net earnings (loss). . . .    $(3,576,939) (6,895,225)       113,218   1,723,029
Net earnings (loss) per
 limited partnership
 interest. . . . . . . . .    $    (21.56)     (41.37)           .97       10.77
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. government obligations and certificates of deposit at cost, which approximates

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none held at June 30, 1994 and December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership has a cumulative preferred interest in net cash receipts (as defined) from two of the Partnership's venture properties - Carrara Place Office Building and First Interstate Center. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. One of the ventures' properties produced net cash receipts during the six months ended June 30, 1994 and 1993. In general, operating profits and losses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated in accordance with the partners' respective economic interests. The Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.

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

     The terms of the Carlyle Seattle venture agreement provide that all the capital contributions will be made in the proportion of 73.3% by the Partner-ship and 26.7% by the affiliated partner. The initial required contribution by the Partnership to the Carlyle Seattle venture was $22,000,000. The

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Carlyle Seattle venture agreement further provides that all of the venture's share of the First Interstate joint venture's annual cash flow, sale or refinancing proceeds, operating profits and losses, and tax items will be allocated 73.3% to the Partnership and 26.7% to the affiliated partner.

     Carlyle Seattle is generally entitled to receive a preferred distribution (on a cumulative basis) of annual cash flow equal to 8% of its capital contributions to the First Interstate joint venture. Cash flow in excess of this preferred distribution is distributable to the First Interstate joint venture partner up to the next $400,000 and any remaining annual cash flow is distributable 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating deficits, if any, are shared 50% by Carlyle Seattle and 50% by the First Interstate joint venture partner. Operating profits or losses of the First Interstate joint venture generally are allocated in the same ratio as the allocation of annual cash flow, however, the joint venture partner will be allocated not less than 25% of such profits and losses. As of December 31, 1993, $20,049,000 of cumulative preferred distributions due to Carlyle Seattle were unpaid.

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

     In May 1994, Carlyle Seattle executed an agreement which issues an option to sell its interest in the First Interstate joint venture to the unaffiliated venture partner. The sales price is $40,000,000 plus the amortization of the First Interstate mortgage loan since March 1994. The agreement provides for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which can be extended until December 22, 1994 with an additional $500,000 which non-refundable deposit) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. Carlyle Seattle would receive by closing (from the unaffiliated joint venture partner) $20,000,000 (less non-refundable deposits plus the mortgage amortization as described above) for 49.95% of its interest as explained above, $5,000,000 for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in the First Interstate joint venture and a $15,000,000 loan to Carlyle Seattle (with monthly payments of interest only at a rate of 9% per annum and a balloon payment consisting of accrued interest and unpaid principal due on January 1, 1997) secured by Carlyle Seattle's remaining 50.05% interest. There can be no assurance that such sale will occur or such option will be exercised.

     (c)  Carrara

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

     Concurrent with the modification of the mortgage loan in September of 1993 (see note 3(c)), the Carrara venture has been reorganized such that the Partnership became the sole general partner of the venture, with its venture partner becoming a limited partner of the venture. In addition, the property manager (an affiliate of the unaffiliated venture partner) was replaced by an independent agent effective September 1993. Based upon an analysis of current and anticipated market conditions, the Partnership has decided not to commit additional funds to the Carrara Place Office Building. There must be a significant improvement in market and property conditions in order for the value of the property to be greater than the mortgage pay off amount at any point in time, including accrued interest. Therefore, it is unlikely that any significant proceeds would be received by the Partnership from a sale of the property or that the mortgage loan could be refinanced when it becomes due.


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

     (c)  Carrara

     The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992 and the tenant vacated. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan. Beginning January 1, 1993, the venture ceased making the scheduled debt service payments on the long-term mortgage note. The note was subsequently modified effective January 1, 1993. Under the modification, the

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


maturity date has been extended from June 30, 1994 until January 1, 1998. Interest continues to accrue at 9.875% from January 1, 1993 until maturity. Effective January 1, 1993, the net cash flow of the property (after the required minimum interest payments of $8,333 monthly or $100,000 annually), subject to certain reserves including a $350,000 operating reserve to fund deficits, will be paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. Any capital costs, including re-leasing costs, are to be funded by the lender, (subject to their approval) and will be added to the principal balance of the loan. Approximately $1,104,000 has been funded by the lender as of June 30, 1994.

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

     (d)  National City Center Office Building

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building increased from 9-5/8% to 11-7/8% until the maturity of the loan in December 1995. Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%.
The loan will be amortized over 22 years with a balloon payment due on April 10, 2001. Carlyle/National City paid a refundable loan commitment fee of $1,163,524 in 1993 in conjunction with the refinancing. Carlyle/National City also paid a prepayment penalty of $580,586, based on the outstanding mortgage balance at the time of refinancing. In addition, the lender required an escrow account of approximately $612,000 to be established at the inception of the refinancing which would be supplemented from time to time for scheduled future tenant improvements costs at the property. The $1,163,524 refundable loan commitment fee paid by Carlyle/National City in 1993 was applied to accrued interest and the prepayment penalty, with the balance of $238,215 refunded to the Partnership.

     (e)  Other

     Effective December 27, 1990, the Partnership obtained replacement loans from an institutional lender to retire in full satisfaction, at an aggregated discount, the previously modified existing long-term mortgage notes secured by the Sierra Pines Apartments and the Crossings Apartments. The new lender required the establishment of escrow accounts, of approximately $253,000 and $291,000, to be used toward the purchase of capital items at the Sierra Pines Apartments and the Crossings Apartments, respectively. In 1993, the Partnership sold its interest in the Sierra Pines Apartments and The Crossing Apartments (see note 4(b)). As of the date of sale approximately $62,000 and $6,000 were used for such purposes for the respective properties. The new mortgage loans, which were cross-collateralized, required interest only payments at 9.5% plus contingent interest (as defined) until January 1, 1999, when the remaining balance was scheduled to be payable. In 1993, $176,334 was paid for 1992 contingent interest for the properties and $107,945 was paid in 1993 for 1993 contingent interest for both properties through the date of sale. In the event that these properties were sold before the maturity date of the loan, the lender was to receive additional interest of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds (as defined) or ten times the highest contingent interest (as defined) amount in any of the three full fiscal years preceding the sale.

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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of June 30, 1994 and for the six months ended June 30, 1994 and 1993 are as follows:

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

                                                                      Unpaid at
                                          1994         1993        June 30, 1994
                                        --------     --------      -------------
Property management and
 leasing fees. . . . . . . . .          $454,930      564,921        3,524,173
Insurance commissions. . . . .            36,867       50,000            --
Management fees to Corporate
 General Partner . . . . . . .             --           --              33,334
Reimbursement (at cost) for
 out-of-pocket expenses. . . .             2,387       11,353
                                        --------      -------        ---------
                                        $494,184      626,274        3,557,507
                                        ========      =======        =========

     The General Partners and their affiliates had deferred through June 30, 1988 payment of certain property management and leasing fees of which $3,524,173 remains unpaid as of June 30, 1994. In addition, the Partnership deferred the General Partners' cash distribution and management fee of $19,666 and $33,334, respectively, for the third and fourth quarters of 1991. These amounts (approximately $22 per Interest) and amounts currently payable do not bear interest and are expected to be paid in future periods.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership properties. In 1993, such costs aggregated $40,427, all of which are unpaid at March 31, 1994. For the six months ended June 30, 1994, such costs aggregated $54,695, all of which were paid by June 30, 1994.

     Effective January 1, 1994, certain officers and directors of the Managing General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the six months ended June 30, 1994 were $15,700.


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $4,190,000. Such funds and short-term investments of approximately $5,060,000 are available for capital improvements, distributions to partners and for working capital requirements, including capital improvements and leasing costs currently being incurred at the National City Center Office Building and the Permian Mall. Certain of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower occupancies and/or reduced rent levels. The Partnership has taken steps to preserve its working capital by deciding to suspend distributions to the Limited and General Partners effective as of the first quarter of 1992. The Partnership had also deferred cash distributions and partnership management fees, payable to the Corporate General Partner, related to the third and fourth quarters of 1991. In addition, as of March 31, 1994, the General Partners and their affiliates have deferred payment of certain property management and leasing fees of approximately $3,524,000 (approximately $22 per Interest) as more fully described in Note 5. These amounts do not bear interest and are expected to be paid in future periods.

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

     The mortgage on Stonybrook Apartments II matures October 1, 1994 (Stonybrook Apartments I is not subject to a mortgage loan) with an outstanding balance of approximately $4,977,000 at June 30, 1994. The Partnership is holding discussions with the mortgage lender regarding various strategies for the property including retirement, extension and/or refinancing of the debt, or possible sale of the property. If the Partnership is unable to implement any such strategies, based upon current market conditions, the Partnership would likely not commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. Such a decision could result in a gain for financial reporting and Federal income tax purposes in 1994 with no corresponding distributable proceeds.

     The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992. The Denver, Colorado region has been adversely affected by increased competition for tenants as a result of overbuilding in the area. As a result of the current market rental rates, the cash flow generated by the property would have been significantly less than the payments required under the original mortgage note even if the space was re-leased. Further, re-leasing the space requires significant re-leasing costs. Additionally, the lease for a tenant occupying approximately 17% of the building's leasable area was scheduled to expire in June 1994. The venture has reached an agreement with the tenant to extend their lease for an additional five years. The venture has also reached an agreement with a new tenant to occupy approximately 21% of the building's leasable area, with the lease scheduled to expire in August 2004. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan and in September 1993 reached an agreement to modify the loan retroactive to January 1, 1993. Under the modification, the maturity date is extended from June 30, 1994 until January 1, 1998. Interest continues to accrue at 9.875% from January 1, 1993 until January 1, 1998. Effective January 1, 1993, the net cash flow of the property, subject to certain reserves, will be paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. Any capital costs, including re-leasing costs, are to be funded by the lender, subject to their approval, and such costs added to the principal balance of the loan. Approximately $1,104,000 has been funded by the lender as of June 30, 1994.

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

     Regarding the First Interstate Center, although new construction in the Seattle office market has virtually ceased, the overall office market remains very competitive due to a significant amount of vacancy and sublease space on the market. In May 1989, an initiative was passed in Seattle to limit future development of downtown office space. Over time, this initiative (which is effective for ten years) may have a favorable impact on the Seattle office market. Although the occupancy (99% at June 30, 1994) at First Interstate Center has not been adversely affected to date by the competitive office market, effective rental rates have decreased as a result. Due to the competitive market conditions and the significant amounts of expiring square footage over the next several years, the property will reserve a portion of its cash flow in order to cover the re-leasing costs required. In May 1994, Carlyle Seattle executed an agreement which issues an option to sell its interest in the First Interstate joint venture to the unaffiliated venture partner. The sales price is $40,000,000 plus the amortization of the First Interstate mortgage loan since March 1994. The agreement provides for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which can be extended until December 22, 1994 with an additional $500,000 non-refundable deposit) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. Carlyle Seattle would receive by closing (from the unaffiliated joint venture partner) $20,000,000 (less non-refundable deposits plus the mortgage amortization as described above) for 49.95% of its interest as explained above, $5,000,000 for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in the First Interstate joint venture and a $15,000,000 loan to Carlyle Seattle (with monthly payments of interest only at a rate of 9% per annum and a balloon payment consisting of accrued interest and unpaid principal due on January 1, 1997) secured by Carlyle Seattle's remaining 50.05% interest. There can be no assurance that such sale will occur or such option will be exercised. In addition, the first mortgage loan secured by the property is scheduled to mature in December 1995. The venture anticipates approaching the mortgage lender regarding an extension or modification of the existing mortgage loan. There can be no assurance that any such extension or modification will be obtained.

     At the National City Center Office Building located in Cleveland, Ohio, a major tenant (Baker & Hostetler) extended its lease term to 2001, but reduced its space leased by approximately 18,000 square feet as of January 1993. The extended lease requires tenant improvement costs of approximately $92,000 per year through the expiration of the lease with an additional amount to be paid in 1996 of approximately $730,000. These tenant improvement costs will result in the property incurring a slight deficit for 1994. The Partnership received a lease termination fee of approximately $1,100,000 from another tenant (KPMG Peat Marwick) for vacating approximately 19,700 square feet (which was subsequently leased to National City Bank). In January 1994, the debt service payments under the existing mortgage increased from 9-5/8% to 11-7/8% until the maturity of the loan in December 1995. The Partnership reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loan will be amortized over 22 years with a balloon payment due on April 20, 2001. The Partnership paid a prepayment penalty of $580,586 based upon the outstanding loan balance at the time of refinancing. In addition, the lender required an escrow account of $612,000 to be established at the time of the refinancing which will be supplemented from time to time for scheduled future tenant improvements at the property. The $1,163,524 refundable loan commitment fee paid by the Partnership in 1993 was applied to accrued interest and the prepayment penalty, with the balance of $238,215 refunded to the Partnership. Real estate taxes payable in 1994 are expected to increase due to the expiration of a 25% reduction of a real estate tax abatement that was received when the property was purchased. The remaining 25% abatement expires in 1998 for taxes payable in 1999.

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

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

RESULTS OF OPERATIONS

     The decrease in rents and other receivables as of June 30, 1994 as compared to December 31, 1993 is primarily due to the collection in 1994 of rents related to 1993 at the First Interstate Center.

     The decrease in loan commitment fee as of June 30, 1994 as compared to December 31, 1993 is due to the application of the loan commitment fee to accrued interest and prepayment penalty related to the refinancing of the mortgage loan at the National City Center Office Building (see Note 3(d)).

     The decrease in prepaid expenses as of June 30, 1994 compared to December 31, 1993 reflects the timing of payments of insurance premiums at various of the Partnership's properties.

     The increase in escrow deposits as of June 30, 1994 compared to December 31, 1993 is due primarily to increased escrow deposits resulting from the January, 1993 modification of the Carrara Place Office Building mortgage loan (see Note 3(c)) and the April, 1994 refinancing of the National City Center Office Building mortgage loan (see Note 3(d)).

     The increase in buildings and improvements as of June 30, 1994 as compared to December 31, 1993 is primarily due to tenant improvements at the Carrara Place Office Building ($380,000), parking garage renovation and tenant improvements (totaling $225,000) at the National City Center Office Building along with tenant improvements ($760,000) at the First Interstate Center.

     The increase in accrued interest as of June 30, 1994 as compared to December 31, 1993 reflects the cumulative unpaid interest attributable to the Carrara Office Building loan. Reference is made to Note 2(c).

     The decrease in accrued real estate taxes as of June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of certain real estate tax payments.

     The decrease in rental income, depreciation expense and property operating expenses for the three and six months ended June 30, 1994 compared to the three and six months ended June 30, 1993 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February, 1993 (see Note 3(b)) and the sale of the Sierra Pines and Crossing Apartments in July 1993 (see Note 4(b)). In addition, rental income decreased due to a $1,100,000 termination fee received in January 1993 at the National City Center Office Building as discussed above.

     The increase in venture partners' share of ventures' operations for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 and the corresponding increase in venture partners' deficits in venture as of June 30, 1994 as compared to December 31, 1993, is primarily due to decreased rental income at the Carrara Place Office Building.

     The gain on disposition of investment property for the three and six months ended June 30, 1993 is due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February 1993 as described above.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                        1993                                  1994
                                                            -------------------------------        ------------------------------
                                                           At        At       At        At       At        At       At        At
                                                          3/31      6/30     9/30     12/31     3/31      6/30     9/30     12/31
                                                          ----      ----     ----     -----     ----      ----    -----     -----
 1. Carrara Place Office Building
     Englewood, Colorado . . . . . . . . . . . . . . . .  44%       43%      43%       43%      49%       80%
 2. The Crossing Apartments
     Houston, Texas. . . . . . . . . . . . . . . . . . .  93%       94%      N/A       N/A      N/A       N/A
 3. Stonybrook Apartments I & II
      Tucson, Arizona. . . . . . . . . . . . . . . . . .  93%       86%      97%       96%      96%       83%
 4. Permian Mall
     Odessa, Texas . . . . . . . . . . . . . . . . . . .  91%       90%      90%       90%      91%       91%
 5. First Interstate Center
     Seattle, Washington . . . . . . . . . . . . . . . .  96%       96%      97%       97%      97%       99%
 6. Sierra Pines Apartments
     Houston, Texas. . . . . . . . . . . . . . . . . . .  92%       92%      N/A       N/A      N/A       N/A
 7. National City Center Office Building
      Cleveland, Ohio. . . . . . . . . . . . . . . . . .  96%       94%      96%       96%      94%       94%

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

         4-D.   Amended and Restated Promissory Note, dated April 30, 1994, between Carlyle/National City Associates and New York Life Insurance Company relating to the National City Center Office Building is hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-12344) dated May 11, 1994.

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

         10-E. Sale documents and exhibits thereto relating to the Partnership's sale of the Sierra Pines and Crossing Apartments in Houston, Texas are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-12433), dated August 30, 1993.

         10-F. Substitute Trustee's Deed relating to the Partnership's disposition of the Country Square Apartments in Carrollton, Texas dated February 2, 1993 is hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-12433), dated March 17, 1993.

         10-G   Letter Regarding Sale/Option and Partnership Amendment, dated
May 15, 1994, between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the First Interstate Center in Seattle, Washington is filed herewith.

   (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

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


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                       BY:    JMB Realty Corporation
                              (Corporate General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                              Date: August 12, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  GAILEN J. HULL
                                  Gailen J. Hull, Principal Accounting Officer
                              Date: August 12, 1994