Form 10-Q
period 1994-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1994-11-14
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended September 30, 1994     Commission file number 0-12433




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




Indicate by check mark whether the registrant (1) has filed all reportsrequired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     18




PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     23

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     24

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                               CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                                       (UNAUDITED)

                                                                         ASSETS
                                                                         ------

                                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                                  1994             1993
                                                                                              ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,009,450        2,789,530
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . .           5,632,292        6,865,532
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             714,351        1,085,701
  Loan commitment fee (note 3(d)). . . . . . . . . . . . . . . . . . . . . . . . . . .               --           1,163,524
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             182,619          154,073
  Escrow deposits (notes 3 and 6). . . . . . . . . . . . . . . . . . . . . . . . . . .           3,087,541          605,734
                                                                                              ------------     ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,626,253       12,664,094
                                                                                              ------------     ------------
Investment properties, at cost:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,021,695       18,021,695
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . .         239,277,970      235,978,139
                                                                                              ------------     ------------
                                                                                               257,299,665      253,999,834
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .          89,161,184       82,546,206
                                                                                              ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .         168,138,481      171,453,628
                                                                                              ------------     ------------
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,289,943        5,527,843
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,139,227        5,114,243
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . . . .          16,834,476       14,876,348
                                                                                              ------------     ------------

                                                                                              $208,028,380      209,636,156
                                                                                              ============     ============
                                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                         CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                  LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                  -----------------------------------------------------


                                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                                  1994             1993
                                                                                              ------------      -----------
Current liabilities:
  Current portion of long-term debt (notes 3 and 6). . . . . . . . . . . . . . . . . .        $  1,916,610        6,489,518
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,393,497        2,326,663
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . . . . . . . . . .           3,557,507        3,596,654
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,936,560        3,364,920
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,988,591        2,764,835
                                                                                              ------------     ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,792,765       18,542,590
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             148,915           85,391
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,888,750        2,062,011
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . .         201,071,567      194,712,434
                                                                                              ------------     ------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         218,901,997      215,402,426
Venture partners' equity in ventures . . . . . . . . . . . . . . . . . . . . . . . . .             262,840          445,474
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,555,140)      (8,373,178)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .            (564,211)        (564,211)
                                                                                              ------------     ------------
                                                                                                (9,118,351)      (8,936,389)
                                                                                              ------------     ------------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . .         141,003,683      141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (122,973,973)    (118,231,222)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .         (20,047,816)     (20,047,816)
                                                                                              ------------     ------------
                                                                                                 2,018,106        2,724,645
                                                                                              ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . .         (11,136,457)      (6,211,744)
                                                                                              ------------     ------------
Commitments and contingencies (notes 2, 3 and 4)
                                                                                              $208,028,380      209,636,156
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

                                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                       (UNAUDITED)
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                      SEPTEMBER 30
                                                               ---------------------------      ---------------------------
                                                                 1994              1993             1994            1993
                                                             -----------        ----------      -----------     -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .         $10,810,127        11,289,374       32,809,995      36,995,946
  Interest income. . . . . . . . . . . . . . . . . .             117,508            63,108          245,360         215,829
                                                             -----------       -----------       ----------      ----------
                                                              10,927,635        11,352,482       33,055,355      37,211,775
                                                             -----------       -----------       ----------      ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . .           5,203,433         7,043,816       17,058,539      19,114,707
  Depreciation . . . . . . . . . . . . . . . . . . .           2,229,812         2,212,120        6,614,978       6,887,148
  Property operating expenses. . . . . . . . . . . .           4,857,781         5,489,022       14,485,666      16,067,518
  Professional services. . . . . . . . . . . . . . .               9,008            82,485          246,658         281,006
  Amortization of deferred expenses. . . . . . . . .             385,423           319,946        1,023,579         956,360
  General and administrative . . . . . . . . . . . .              83,005            82,839          137,032         242,352
                                                             -----------       -----------       ----------      ----------
                                                              12,768,462        15,230,228       39,566,452      43,549,091
                                                             -----------       -----------       ----------      ----------
       Operating loss. . . . . . . . . . . . . . . .          (1,840,827)       (3,877,746)      (6,511,097)     (6,337,316)

Venture partners' share of
  ventures' operations . . . . . . . . . . . . . . .           1,313,856           746,663        2,087,282       1,797,332
                                                             -----------       -----------       ----------      ----------
       Net operating loss. . . . . . . . . . . . . .            (526,971)       (3,131,083)      (4,423,815)     (4,539,984)

Gain on disposition of invest-
  ment property (note 3(b)). . . . . . . . . . . . .               --            2,570,946            --          4,091,683
                                                             -----------       -----------       ----------      ----------
       Net loss before
         extraordinary item. . . . . . . . . . . . .            (526,971)         (560,137)      (4,423,815)       (448,301)
       Extraordinary item, net of
         venture partner's share
         of $79,689. . . . . . . . . . . . . . . . .               --                --            (500,898)          --
                                                             -----------       -----------       ----------      ----------
       Net loss. . . . . . . . . . . . . . . . . . .         $  (526,971)         (560,137)      (4,924,713)       (448,301)
                                                             ===========       ===========       ==========      ==========
                                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               ---------------------------      ---------------------------
                                                                1994               1993            1994            1993
                                                            ------------        ----------     ------------    ------------

       Net loss per
        limited partnership
        interest:
          Net operating loss . . . . . . . . . . . .         $     (3.16)           (18.79)          (26.54)         (27.24)
          Gain on disposition of
            investment property. . . . . . . . . . .               --                15.91            --              25.32
           Extraordinary item, net . . . . . . . . .               --                --               (3.10)          --
                                                             -----------       -----------       ----------      ----------
                                                             $     (3.16)            (2.88)          (29.64)          (1.92)
                                                             ===========       ===========       ==========      ==========
       Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . . . . . .         $     --                --               --              --
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

                                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                       (UNAUDITED)

                                                                                                  1994              1993
                                                                                              ------------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(4,924,713)        (448,301)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,614,978        6,887,148
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .           1,023,579          956,360
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . .             782,222        1,122,193
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . .          (2,087,282)      (1,797,332)
    Gain on disposition of investment property
      (notes 3(b) and 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --          (4,091,683)
    Extraordinary items, net of venture partner's
      share (note 3(d)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             500,898            --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .             371,350          151,391
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (28,546)          21,524
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,481,807)         629,195
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (24,984)        (321,815)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              66,834         (233,630)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (39,147)         (90,384)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,916,363        1,391,536
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             223,756         (367,058)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              63,524          (72,277)
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (173,261)         102,258
                                                                                              ------------      -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .           1,803,764        3,839,125
                                                                                              ------------      -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,233,240         (587,362)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .          (1,611,649)      (2,642,289)
  Cash proceeds from sales of investment properties,
    net of selling expenses (note 4(b)). . . . . . . . . . . . . . . . . . . . . . . .               --           1,892,932
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (225,146)        (299,038)
                                                                                              ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .            (603,555)      (1,635,757)
                                                                                              ------------      -----------
                                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                  1994              1993
                                                                                              ------------      -----------

Cash flows from financing activities:
  Refunded portion of loan commitment fee. . . . . . . . . . . . . . . . . . . . . . .             238,215            --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .          (1,244,713)      (1,293,414)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . .             159,709            --
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .            (133,500)        (285,519)
                                                                                              ------------      -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .            (980,289)      (1,578,933)
                                                                                              ------------      -----------
        Net increase in cash and cash
          equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    219,920          624,435
                                                                                              ============      ===========
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .        $ 14,704,677       15,370,055
                                                                                              ============      ===========
  Non-cash investing and financing activities:
    Refund of loan commitment fee (note 3(d)):
      Refundable loan commitment fee . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,163,524            --
      Pre-payment penalty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (580,586)           --
      Payment of interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . .            (344,723)           --
                                                                                              ------------      -----------
          Refunded portion of loan commitment fee. . . . . . . . . . . . . . . . . . .        $    238,215            --
                                                                                              ============      ===========
      Balance due on accelerated wrap-around
        mortgage note payable canceled . . . . . . . . . . . . . . . . . . . . . . . .        $      --          12,239,900
      Reduction of land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --          (2,170,000)
      Reduction of buildings and improvements. . . . . . . . . . . . . . . . . . . . .               --         (14,045,964)
      Reduction of accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .               --           5,454,885
      Reduction of accrued interest payable. . . . . . . . . . . . . . . . . . . . . .               --              41,916
                                                                                              ------------      -----------
        Non-cash gain recognized on disposition
          of investment property . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      --           1,520,737
                                                                                              ============      ===========
    Loan proceeds utilized for additions to invest-
      ment property and payment of deferred expenses . . . . . . . . . . . . . . . . .        $  2,248,715            --
                                                                                              ============      ===========
                                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                  1994              1993
                                                                                              ------------      -----------

    Sale of investment properties (note 4(b)):
      Total sales proceeds, net of
        selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      --          13,872,932
      Principal balance due on loans
        payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --         (11,980,000)
                                                                                              ------------      -----------
        Cash sales proceeds from sale of
          investment property, net of
          selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      --           1,892,932
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1994 AND 1993

                                    (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership'saudited financial statements for the year ended December 31, 1993 which are included in the Partnership's 1993 Annual Report, as certainfootnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include theaccountsof the Partnership and its ventures Carlyle Seattle
Associates("Carlyle Seattle"), Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate"), Carrara Place Limited ("Carrara"), Carlyle Carrollton Associates ("Carlyle Carrollton"), Carlyle Carrollton's venture,Country Square, Ltd. ("Country Square") (note 3(b)), and
Carlyle/National City Associates ("Carlyle/National City"). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. Theaccompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of thePartnership. The net effect of these items is summarized as follows forthe nine months ended September 30:

                                       1994                         1993
                        -----------------------      -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS     TAX BASIS
                        ----------     ---------     ----------     ---------
Net earnings
 (loss). . . . . .      $(4,924,713)   (9,031,198)      (448,301)    5,684,429
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . .      $    (29.64)       (54.19)         (1.92)        36.27
                        ===========    ==========      =========     =========

     The net earnings (loss) per limited partnership interest
("Interest")is based upon the limited partnership interests outstanding at the end of each period (160,005). Deficit capital balances will result, throughout the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Certain amounts in the 1993 financial statements have beenreclassifiedto conform with the 1994 presentation.

     Statement of Financial Accounting Standards No. 95 requires thePartnership to present a statement which classifies cash receipts andpayments according to whether they stem from operating, investing orfinancing activities. The required information has been segregated andaccumulated according to the classifications specified in the pronounce-ment. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Partnership's cumulative share of net earnings. In addition, thePartnership records amounts held in U.S. Government obligations andcertificates of deposit at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none held at September 30, 1994 and December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership currently is a party to four operating joint ventureagreements. In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, (through the joint venture,) is taken into account in determiningthe purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has a cumulative preferred interest in net cashreceipts (as defined) from two of the Partnership's venture properties
- - - Carrara Place Office Building and First Interstate Center. Suchpreferential interest relates to a negotiated rate of return oncontributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cashreceipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. One of the ventures' properties produced net cash receipts during the nine monthsended September 30, 1994 and 1993. In general, operating profits andlosses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated inaccordance with the partners' respective economic interests. ThePartnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distributionof sale or refinancing proceeds from the ventures.

     There are certain risks associated with the Partnership's investmentsmade through joint ventures including the possibility that thePartnership's venture partners in an investment might become unable orunwilling to fulfill their financial or other obligations, or that suchventure partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b) First Interstate Center

     During 1982, the Partnership acquired, through a joint venture ("FirstInterstate") between an affiliated joint venture ("Carlyle Seattle")described below and the developer, a fee ownership of improvementsand a leasehold interest in an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership andCarlyle Real Estate Limited Partnership-X, an affiliated partnership sponsored by the Corporate

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


General Partner of the Partnership. Under the terms of the FirstInterstateventure agreement, Carlyle Seattle made initial cashcontributions aggregating $30,000,000.

     The terms of the Carlyle Seattle venture agreement provide that allthecapital contributions will be made in the proportion of 73.3% by thePartnership and 26.7% by the affiliated partner. The initial requiredcontribution by the Partnership to the Carlyle Seattle venture was$22,000,000. The Carlyle Seattle venture agreement further provides that all of the venture's share of the First Interstate joint venture's annual cash flow, sale or refinancing proceeds, operating profits and losses, and tax items will be allocated 73.3% to the Partnership and 26.7% to the affiliated partner.

     Carlyle Seattle is generally entitled to receive a preferreddistribution (on a cumulative basis) of annual cash flow equal to 8% of its capital contributions to the First Interstate joint venture. Cash flow in excess of this preferred distribution is distributable to the First Interstate joint venture partner up to the next $400,000 and any remaining annual cash flow is distributable 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating deficits, if any,are shared 50% by Carlyle Seattle and 50% by the First Interstate jointventure partner. Operating profits or losses of the First Interstate joint venture generally are allocated in the same ratio as the allocation of annual cash flow, however, the joint venture partner will be allocated not less than 25% of such profits and losses. As of December 31, 1993, $20,049,000 of cumulative preferred distributions due to Carlyle Seattle were unpaid.

     The First Interstate joint venture agreement provides that upon saleofthe property, Carlyle Seattle will be, in general, entitled to receive the first $39,000,000 of net sale proceeds plus an amount equal to any deficiencies (on a cumulative basis) in distributions of Carlyle Seattle's preferred return of annual cash flow. The First Interstate jointventure partner will be entitled to receive the next $5,000,000 and any remaining proceeds will be distributable 50% to Carlyle Seattle and 50%to the First Interstate joint venture partner.

     The office building is managed by an affiliate of the First
Interstatejoint venture partner for a fee computed at 2% of base and percentage rents.

     In May 1994, Carlyle Seattle executed an agreement which issues anoption to sell its entire interest in the First Interstate joint venture to the unaffiliated venture partner. The agreement provides for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. Carlyle Seattle would receive by closing (from the unaffiliated joint venture partner) $20,000,000 cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above,$5,000,000 cash and an additional $15,000,000 cash in the form of a loan to Carlyle Seattle for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in the FirstInterstate joint venture. The $15,000,000 loan to Carlyle Seattle (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


purchase option is exercised one year from the initial closing up to$22,850,000 at the termination of the option period. The exercise pricewould be satisfied by applying the $5,000,000 option purchase price paid at the initial closing and applying the balance of unpaid principal
and accrued interest on the $15,000,000 Carlyle Seattle loan.   There can
be no assurance that such sale will occur or such option will be exercised.

     (c)  Carrara

     The Carrara joint venture agreement provides that operating profits orlosses of the venture are allocated 50% to the Partnership and 50% to theventure partner. Gain arising from the sale or other disposition of theproperty would be allocated to the venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the venture agreement. Any additional gain would be allocated in accordance with the distribution of sales proceeds. Commencing July 1, 1994, operating profits or losses have been allocated100% to the Partnership. The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992 and the tenant vacated. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan.

     Concurrent with the modification of the mortgage loan in September of1993 (see note 3(c)), the Carrara venture has been reorganized such thatthe Partnership became the sole general partner of the venture, with its venture partner becoming a limited partner of the venture. In addition, the property manager (an affiliate of the unaffiliated venture partner) was replaced by an independent agent effective September 1993. Based upon an analysis of current and anticipated market conditions, the Partnership has decided not to commit additional funds to the Carrara PlaceOffice Building. There must be a significant improvement in market and property conditions in order for the value of the property to be greater than the mortgage pay off amount at any point in time, including accrued interest. Therefore, it is unlikely that any significant proceeds would be received by the Partnership from a sale of the property or that the mortgage loan could be refinanced when it becomes due.


(3)  LONG-TERM DEBT

     (a)  General

     All investment properties are pledged as security for long-term debtwhich matures at various dates commencing October, 1994 (see note 6). In addition, as described below, the Partnership has received mortgage notemodifications on certain properties which expire on various datescommencing January 1, 1998. Upon expiration of such modifications or at loan maturity, should the Partnership not seek or be unable to secure new or additional modifications or extensions to the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. Such decisions would be made on a property-by-property basis.

     (b)  Country Square Apartments

     The Partnership modified the $5,800,000 second mortgage note securedbythe Country Square apartment complex in Carrollton, Texas effective June 1, 1989. The pay rate was raised from 4% per annum to 5% per annum

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(payable in monthly installments of interest only) through December 1,1992. Interest accrued and was deferred at a rate of 11% per annum from June 1, 1989 through December 31, 1990 and 12% per annum from January 1, 1991 through December 31, 1992; payable each April 30 to the extent of anyannualcash flow (as defined) or upon the earlier of subsequent sale of the property or the January 1, 1993 maturity of the note. The lender notified the Partnership that it would not modify the existing terms of thesecond mortgage. The Partnership was unable to secure new or additionalmodifications or extensions to the loan. On February 2, 1993, the second mortgage lender concluded proceedings to realize upon its security and took title to the property. As a result, the Partnership recognized a gain for financial reporting purposes of $1,520,737 and a gainfor Federal income tax purposes of $5,633,431 in 1993 with no corresponding distributable proceeds.

     (c)  Carrara

     The lease for Carrara Place Office Building's major tenant, whichrepresented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992 and the tenant vacated. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan. Beginning January 1, 1993, the venture ceased making the scheduled debt service payments on the long-term mortgagenote. The note was subsequently modified effective January 1, 1993. Under the modification, the maturity date has been extended from June 30, 1994 until January 1, 1998. Interest continues to accrue at 9.875% from January 1, 1993 until maturity. Effective January 1, 1993, thenet cash flow of the property (after the required minimum interest payments of $8,333 monthly or $100,000 annually), subject to certain reserves including a $350,000 operating reserve to fund deficits, will be paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. As of the date of this report, no additional amounts have been paid to the lender. Any capital costs, including re-leasing costs, are to be funded bythe lender, (subject to their approval) and will be added to the principal balance of the loan. Approximately $2,453,000 has been funded bythe lender as of September 30, 1994.

     In conjunction with the modification, the venture has agreed totransfer title to the lender if the venture fails to pay the loan in fullon the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined). This would result in the Partnership no longer having an ownership interestin the property. Such a decision would result in a gain for financial reporting and Federal income tax purposes with no correspondingdistributable proceeds.

     (d)  National City Center Office Building

     In January 1994, the debt service payments under the existing mortgagefor the National City Center Office Building increased from 9-5/8% to 11-7/8% until the scheduled maturity of the loan in December 1995. Carlyle/National City reached an agreement with the current mortgage lenderto refinance the existing mortgage effective April 28, 1994, with aninterest rate of 8.5%. The loan will be amortized over 22 years with aballoon payment due on April 10, 2001. Carlyle/National City paid arefundable loan commitment fee of $1,163,524 in 1993 in conjunction withthe refinancing. Carlyle/National City also paid a prepayment penalty of $580,586, based on the outstanding mortgage balance at the time ofrefinancing. In addition, the lender required an escrow account of

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


approximately $612,000 to be established at the inception of therefinancingwhich would be supplemented from time to time for scheduledfuture tenant improvements costs at the property. The escrowed funds ($619,000 including accrued interest at September 30, 1994) are to bereleased to the venture upon lender approval of those costs. The$1,163,524 refundable loan commitment fee paid by Carlyle/National City in 1993 was applied to accrued interest and the prepayment penalty, with the balance of $238,215 refunded to the venture in 1994.

     (e)  Other

     Effective December 27, 1990, the Partnership obtained replacementloansfrom an institutional lender to retire in full satisfaction, at an aggregated discount, the previously modified existing long-term mortgage notes secured by the Sierra Pines Apartments and the Crossings Apartments. The new lender required the establishment of escrow accounts, of approximately $253,000 and $291,000, to be used toward the purchase of capital items at the Sierra Pines Apartments and the Crossings Apartments, respectively. In 1993, the Partnership sold its interest in the Sierra Pines Apartments and The Crossing Apartments (see note 4(b)). As of the date of sale approximately $62,000 and $6,000 were used for such purposes for the respective properties. The new mortgage loans, which were cross-collateralized, required interest only payments at 9.5% plus contingent interest (as defined) until January 1, 1999, when the remaining balance was scheduled to be payable. In 1993, $176,334 was paid for 1992 contingent interest for the properties and $107,945 was paid in 1993 for 1993 contingent interest for both properties through the date of sale. In the event that these properties were sold before the maturity date of the loan, the lender was to receive additional interest of 6% of the mortgageprincipal and, in general, the higher of 65% of the sale proceeds (as defined) or ten times the highest contingent interest (as defined) amount in any of the three full fiscal years preceding the sale.


(4)  SALE OF INVESTMENT PROPERTIES

     (a)  San Mateo Fashion Island

     On December 31, 1986, the Partnership sold its right, title andinterest in the land, leasehold interest and related improvements of theSan Mateo Fashion Island shopping center for $44,202,559 and recognizedprofit in full of $9,528,813. The sale price consisted of $950,000 in cash at closing, the assumption of the existing mortgage note having an unpaid principal balance of $39,302,559 (for financial reporting purposes the principal balance was $28,895,264) and an additional promissory note in the amount of $3,950,000 ($950,000 paid in March 1988) secured by a subordinated deed of trust on the property. In addition to the sale price, the Partnership received $7,600,000 from the venture partner during 1986 under the terms of the venture agreement.

     During the first quarter of 1992, the Partnership was advised by thebuyer (in which the Corporate General Partner has an interest) that it had initiated discussions directly with the first mortgage lender regardinga modification to the first mortgage note. The buyer is currentlymaking reduced payments to the first mortgage lender and has discontinued making payments to the Partnership as of March 1992. Due to uncertainty regarding the value of the underlying collateral, the Partnership reserved for the entire outstanding principal balance and accrued interest ($3,720,000) on the note receivable as of December 31, 1993 and 1992 in the accompanying consolidated financial statements. In addition, the entire outstanding principal balance and accrued interest waswritten off for Federal income tax purposes in 1992.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  Sierra Pines and Crossing Apartments

     On July 29, 1993, the Partnership sold the land, buildings, relatedimprovements and personal property of the Sierra Pines and CrossingApartments located in Houston, Texas. The sale prices of the land,buildings, related improvements and personal property for Sierra Pinesand Crossing Apartments were $4,880,000 and $9,535,000, respectively. A portion of the cash proceeds was utilized to retire the first mortgagenotes with outstanding balances of $4,380,000 and $7,600,000, respectively, secured by the properties. The Partnership paid additional interest of $1,230,923 in the aggregate in connection with the retirement of the mortgage notes. The Partnership received in connection with these sales, after additional interest and normal costs of sale, a net amount of cash of approximately $1,890,000 (including $288,000 in advisory fees) in the aggregate. As a result of these sales, the Partnership recognized gains in 1993 for financial reporting purposes of $44,030 and $2,526,916,respectively, and recognized a gain for Federal income tax purposes of $1,510,727 and $6,164,118, respectively.


(5)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates ofthe General Partners. In October 1994 one of the affiliated propertymanagers agreed to sell substantially all of its assets to an unaffiliated third party. In addition, substantially all of the managementpersonnel of the property manager will also become management personnel of the purchaser or its affiliates if the sale is completed. Thesale is subject to certain closing conditions. In the event that the sale is completed, it is expected that the successor to the affiliated property manager's assets would act as the property manager of the Stonybrook Apartments I and II and the National City Center office buildingafter the sale on the same terms that existed prior to the sale.

     Fees, commissions and other expenses required to be paid by thePartnership to the General Partners and their affiliates as of September30, 1994 and for the nine months ended September 30, 1994 and 1993are as follows:

                                                                   Unpaid at
                                                                 September 30,
                                        1994         1993            1994
                                      --------     --------      -------------
Property management
 and leasing fees. . . . . . .          $664,071      769,758        3,524,173
Insurance commissions. . . . .            36,867       50,000            --
Management fees to
 Corporate General
 Partner . . . . . . . . . . .             --           --              33,334
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . . . .            26,198       15,932            --
                                        --------      -------        ---------
                                        $727,136      835,690        3,557,507
                                        ========      =======        =========

     The General Partners and their affiliates had deferred throughSeptember 30, 1988 payment of certain property management and leasing fees of which $3,524,173 remains unpaid as of September 30, 1994. In addition,

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


the Partnership deferred the General Partners' cash distribution andmanagement fee of $19,666 and $33,334, respectively, for the third andfourth quarters of 1991. These amounts (approximately $22 per Interest)and amounts currently payable do not bear interest and are expected to be paid in future periods.

     The Corporate General Partner and its affiliates are entitled toreimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to theadministration of the Partnership and operation of Partnership properties. In 1993, such costs aggregated $40,427, all of which are unpaid at were paid at September 30, 1994. For the nine months ended September 30, 1994, such costs aggregated $84,745, all of which were paid by September 30, 1994.

     Effective January 1, 1994, certain officers and directors of theManaging General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership underany existing agreements with such company. The fees earned by such company from the Partnership for the nine months ended September 30, 1994 were $23,600.


(6)  SUBSEQUENT EVENT - STONYBROOK APARTMENTS II

     Following discussions with the lender to refinance the existingmortgage loans secured by the Stonybrook Apartments II, the Partnership refinanced the $4,152,600 first mortgage loan effective October1, 1994. The first mortgage loan which was scheduled to mature October 1, 1994, has been extended to October 1, 1999 with an interest rateof 7.875% per annum. The loan requires monthly interest and principal payments of approximately $36,000 with a balloon payment due on October 1, 1999. Upon refinancing the Partnership remitted $45,912 to the lender, consisting of a $40,000 principal payment and the balance applied to the accrued interest. Concurrently, the Partnership paid in full the second mortgage note secured by the property in the amount of $654,800. Accrued and unpaid interest in the amount of $186,717 was forgiven by the lender. The total cash remitted to the lender by the Partnership was $700,712 (which was reflected as escrow deposits as of September 30, 1994 in the accompanying consolidated financial statements).


(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993.
PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated
FinancialStatements contained in this report.

     At September 30, 1994, the Partnership and its consolidated ventureshad cash and cash equivalents of approximately $3,010,000. Such funds and short-term investments of approximately $5,630,000 are available for capital improvements, distributions to partners and for working capitalrequirements, including capital improvements and leasing costs currently being incurred at the National City Center Office Building and the Permian Mall. Certain of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower occupancies and/or reduced rent levels. The Partnership has taken steps topreserve its working capital by deciding to suspend distributions to the Limited and General Partners effective as of the first quarter of 1992. The Partnership had also deferred cash distributions and partnership management fees, payable to the Corporate General Partner, related to the third and fourth quarters of 1991. In addition, as of September 30, 1994, the General Partners and their affiliates have deferred payment of certainproperty management and leasing fees of approximately $3,524,000(approximately $22 per Interest) as more fully described in Note
5. These amounts do not bear interest and are expected to be paid in future periods.

     The Partnership and its consolidated ventures have currently budgetedfor 1994 approximately $3,555,000 for tenant improvements and othercapital expenditures. The Partnership's share of such items in 1994 is currently budgeted to be approximately $2,198,000. Not included in thisamount is approximately $831,000 of roof and parking lot costs at the Permian Mall which are currently in need of repair. Such costs have been deferred to 1995, as to fund the Permian Mall improvements, the Partnershipintends to initiate discussions with the mortgage lender regarding a modification to the loan. There can be no assurance that a loan modification can be obtained. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditionsover the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is dependent upon net cash generated by the Partnership's investment properties and through the sale of such investments. Due to theproposed sale of the First Interstate Center, the Permian Mall deferred maintenance and considerations on other properties as discussed below, onlythe National City Center is considered to be a significant source of future long-term operational cash generated. In addition, the Partnershipsdoes not consider the remaining mortgage note receivable (related to San Mateo Fashion Island) to be a source of future liquidity. Reference is made to Note 4(a). The Partnership's and its Ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The mortgage on Stonybrook Apartments II matured October 1, 1994(Stonybrook Apartments I is not subject to a mortgage loan) with anoutstanding balance of approximately $4,807,000 at September 30, 1994. Following discussions with the lender to refinance the existing mortgageloans secured by the Stonybrook Apartments II, the Partnership refinanced the $4,152,600 first mortgage loan effective October 1, 1994. The first mortgage loan has been extended to October 1, 1999 with an interest rate of 7.875% per annum. The loan requires monthly interest and principal payments of approximately $36,000 with a balloon payment due on October 1, 1999. The Partnership remitted $45,912 to the lender, consisting of a $40,000 principal payment and the balance applied to the accrued interest. Concurrently, the Partnership paid in full the second mortgage note secured by the property in the amount of $654,800.
Accrued and unpaid interest inthe amount of $186,717 was forgiven by the lender. The total cash remitted to the lender by the Partnership was $700,712 (which was reflected as escrow deposits as of September 30, 1994 in the accompanying consolidated financial statements). Reference is made to Note 6. The Partnership is currently marketing both phases of the property for sale.

     The lease for Carrara Place Office Building's major tenant, whichrepresented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992. The Denver, Colorado region has been adversely affected by increased competition for tenants as a result of overbuilding in the area. As a result of the current market rental rates, the cash flow generated by the property would have been significantly less than the payments required under the original mortgage note even if the space was re-leased. Further, re-leasing the space requires significant re-leasing costs. Additionally, the lease for a tenant occupying approximately 17% of the building's leasable area was scheduled to expire in June 1994. The venture has reached an agreement with the tenant to extend their lease for an additional five years. The venture has also reached an agreement with a new tenant to occupy approximately 21% of the building's leasable area, with the lease scheduled to expire in August 2004. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan and in September 1993 reachedan agreement to modify the loan retroactive to January 1, 1993. Under the modification, the maturity date is extended from June 30, 1994 until January 1, 1998. Interest continues to accrue at 9.875% from January1, 1993 until January 1, 1998. Effective January 1, 1993, the net cash flow of the property, subject to certain reserves, will be paid to thelender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. Any capital costs, including re-leasing costs, are to be funded by the lender, subject to their approval, and such costs added to the principal balance ofthe loan. Approximately $2,453,000 has been funded by the lender as of September 30, 1994.

     Concurrent with the modification, the Carrara venture was reorganizedsuch that the Partnership became the sole general partner of theventure, with its venture partner becoming a limited partner of the venture. In addition, the property manager (an affiliate of the unaffiliated venture partner) was replaced effective September 1993. Basedupon an analysis of current and anticipated market conditions, the Partnership has decided not to commit additional funds to the Carrara PlaceOffice Building. There must be a significant improvement in market and property conditions in order for the value of the property to be greater than the mortgage payoff amount at any point in time, including accrued interest. Therefore, it is unlikely that any significant proceeds would be received by the Partnership in the event the property were sold orrefinanced.

     In conjunction with the modification, the Carrara venture has agreedtotransfer title to the lender if the venture fails to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined). This would result in the Partnership no longer having an ownership interestin the property. Such a decision would result in a gain for financial reporting and Federal income tax purposes with no correspondingdistributable proceeds.

     Regarding the First Interstate Center, although new construction intheSeattle office market has virtually ceased, the overall office marketremains very competitive due to a significant amount of vacancy andsublease space on the market. In May 1989, an initiative was passed inSeattle to limit future development of downtown office space. Over time,this initiative (which is effective for ten years) may have a favorable impact on the Seattle office market. Although the occupancy
(97%at September 30, 1994) at First Interstate Center has not been adversely affected to date by the competitive office market, effective rental rates have decreased as a result. Due to the competitive market conditions and the significant amounts of expiring square footage over the next severalyears, the property will reserve a portion of its cash flow in orderto cover the re-leasing costs required. In May 1994, Carlyle Seattle executed an agreement which issues an option to sell its interest in the First Interstate joint venture to the unaffiliated venture partner. Theagreement provides for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional
$500,000on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. Carlyle Seattle would receive by closing (from the unaffiliated joint venture partner) $20,000,000 cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above, $5,000,000 cash and an additional $15,000,000 cash in the form of a loan to Carlyle Seattle for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in the First Interstate joint venture. The $15,000,000 loan to Carlyle Seattle (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1,
1997) is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing up to $22,850,000 at the termination of the option period. The exercise price would be satisfied by applying the $5,000,000 option purchase price paid atthe initial closing and applying the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan. There can be no assurance that such sale will occur or such option will be exercised. In addition, the first mortgage loan secured by the property is scheduled to mature in December 1995. The venture anticipates approaching the mortgage lender regarding an extension or modification of the existing mortgage loan. There can be no assurance that any such extension or modification will be obtained.

     At the National City Center Office Building located in Cleveland,Ohio,a major tenant (Baker & Hostetler) extended its lease term to 2001, but reduced its space leased by approximately 18,000 square feet as of January 1993. The extended lease requires tenant improvement costs of approximately $92,000 per year through the expiration of the lease with an additional amount to be paid in 1996 of approximately $730,000. Thesetenant improvement costs will result in the property incurring a slight deficit for 1994. The Partnership received a lease termination fee of approximately $1,100,000 from another tenant (KPMG Peat Marwick) forvacating approximately 19,700 square feet (which was subsequently leasedto National City Bank). In January 1994, the debt service payments under the existing mortgage increased from 9-5/8% to 11-7/8% until the maturity of the loan in December 1995. The Partnership reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loanwill be amortized over 22 years with a balloon payment due on April 20,2001. The Partnership paid a prepayment penalty of $580,586 based upon the outstanding loan balance at the time of refinancing. In addition, the lender required an escrow account of $612,000 to be established at the timeof the refinancing which will be supplemented from time to time for scheduled future tenant improvements at the property. The escrowed funds are to be released to the venture upon lender approval of those costs. The$1,163,524 refundable loan commitment fee paid by the Partnership in 1993 was applied to accrued interest and the prepayment penalty, with the balance of $238,215 refunded to the Partnership. Real estate taxes payablein 1994 are expected to increase due to the expiration of a 25% reduction of a real estate tax abatement that was received when the property was purchased. The remaining 25% abatement expires in 1998 for taxes payable in 1999.

     There are certain risks associated with the Partnership's investmentsmade through joint ventures including the possibility that thePartnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     Though the economy has recently shown signs of improvement andfinancing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing thanin the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which thePartnership's properties operate, the Partnership is taking steps topreserve its working capital. Therefore, the Partnership is carefullyscrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in abetter position to meet future needs of its properties without having to rely on external financing sources.

     Due to the factors discussed above and the general lack of buyers ofreal estate today, it is likely that the Partnership may hold some of itsinvestment properties longer than originally anticipated in order tomaximize the return to the Limited Partners. Also, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions the Limited Partners will receive significantly less than their original investment.

     In addition, in connection with sales or other dispositions
(includingtransfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes.

RESULTS OF OPERATIONS

     The decrease in rents and other receivables as of September 30, 1994ascompared to December 31, 1993 is primarily due to the collection in 1994 of rents related to 1993 at the First Interstate Center.

     The decrease in loan commitment fee as of September 30, 1994 ascompared to December 31, 1993 is due to the application of the loancommitment fee to accrued interest and prepayment penalty related to the April, 1994 refinancing of the mortgage loan at the National City Center Office Building (see Note 3(d)).

     The increase in prepaid expenses as of September 30, 1994 compared toDecember 31, 1993 reflects the timing of payments of insurance premiums at various of the Partnership's properties.

     The increase in escrow deposits as of September 30, 1994 compared toDecember 31, 1993 is due primarily to increased escrow deposits resultingfrom the January, 1993 modification of the Carrara Place Office Building mortgage loan (see Note 3(c)), the April, 1994 refinancing of the National City Center Office Building mortgage loan (see Note 3(d)) and the escrowing of funds to be remitted to the lender upon the refinancing of theloans secured by the Stonybrook Apartments II in October, 1994 (approximately $701,000). Reference is made to Note 6.

     The increase in buildings and improvements as of September 30, 1994 ascompared to December 31, 1993 is primarily due to tenant improvements atthe Carrara Place Office Building ($1,690,000, funded by the lender -
Note 3(c)), tenant improvements at Permian Mall ($450,000), parking garagerenovation and tenant improvements (totaling $400,000) at the National City Center Office Building along with tenant improvements ($760,000) at the First Interstate Center.

     The decrease in current portion of long-term debt as of September 30,1994 compared to December 31, 1993 is primarily due to the refinancing of the loans secured by the Stonybrook Apartments II effective October 1,1994. The loans were previously classified as current due to theirmaturity on October 1, 1994 but have been paid in full or extended toOctober 1, 1999 (see Note 6).

     The increase in accrued interest as of September 30, 1994 as comparedto December 31, 1993 reflects the cumulative unpaid interest attributable to the Carrara Office Building loan. Reference is made to
Note 3(c).

     The decrease in accrued real estate taxes as of September 30, 1994 ascompared to December 31, 1993 is primarily due to the timing of certainreal estate tax payments.

     The decrease in rental income, mortgage and other interest expense andproperty operating expenses for the three and nine months ended September 30, 1994 compared to the three and nine months ended September 30, 1993 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February, 1993(see Note 3(b)) and the sale of the Sierra Pines and Crossing Apartments in July 1993 (see Note 4(b)). In addition, rental income decreased due to a $1,100,000 termination fee received in January 1993 at the National City Center Office Building as discussed above and due to decreased rental income at the First Interstate Center resulting from decreased rental rates.

     The increase in interest income for the three and nine months endedSeptember 30, 1994 as compared to the three and nine months endedSeptember 30, 1993 is primarily due to increases in the rate of interest earned in 1994 on U.S. Government obligations.

     The decrease in depreciation expense for the nine months endedSeptember 30, 1994 compared to the nine months ended September 30, 1993 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February, 1993 (see Note 3(b)) and the sale of Sierra Pines and Crossing Apartments in July 1993 (see Note 4(b)).

     The increase in venture partners' share of ventures' operations forthethree and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 and the corresponding increase in venture partners' deficits in venture as of September 30, 1994 as compared to December 31, 1993, is primarily due to decreased rental income at the First Interstate Center resulting from decreased effective rental rates.

     The gain on sale or disposition of investment properties for the ninemonths ended September 30, 1993 is due to the second mortgage lender'srealization upon its security represented by the Country Square Apartments (see Note 3(b)) in February 1993 and the sale of the Sierra Pines and Crossing Apartments in July 1993 (see Note 4(b)). The gain on sale or disposition of investment properties for the three months ended September 30, 1993 is due to the sale of the Sierra Pines and Crossing Apartments in July 1993.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                          1993                                  1994
                                                           -------------------------------        ------------------------------
                                                          At        At       At        At       At        At       At        At
                                                         3/31      6/30     9/30     12/31     3/31      6/30     9/30     12/31
                                                         ----      ----     ----     -----     ----      ----    -----     -----
 1. Carrara Place Office Building
     Englewood, Colorado . . . . . . . . . . . . . . . .  44%       43%      43%       43%      49%       80%      88%
 2. The Crossing Apartments
     Houston, Texas. . . . . . . . . . . . . . . . . . .  93%       94%      N/A       N/A      N/A       N/A      N/A
 3. Stonybrook Apartments I & II
      Tucson, Arizona. . . . . . . . . . . . . . . . . .  93%       86%      97%       96%      96%       83%      95%
 4. Permian Mall
     Odessa, Texas . . . . . . . . . . . . . . . . . . .  91%       90%      90%       90%      91%       91%      91%
 5. First Interstate Center
     Seattle, Washington . . . . . . . . . . . . . . . .  96%       96%      97%       97%      97%       99%      97%
 6. Sierra Pines Apartments
     Houston, Texas. . . . . . . . . . . . . . . . . . .  92%       92%      N/A       N/A      N/A       N/A      N/A
 7. National City Center Office Building
      Cleveland, Ohio. . . . . . . . . . . . . . . . . .  96%       94%      96%       96%      94%       94%      94%

- - ------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits

         4-A.   Mortgage loan agreement between Wright-Carlyle Seattle
andThe Prudential Insurance Company dated October 16, 1985,relating to the First Interstate Center is herebyincorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433)dated March 19, 1993.

         4-B.   Mortgage loan agreement between Carlyle/National
CityAssociates and New York Life Insurance Company datedNovember 15, 1983, relating to the National City CenterOffice Building is hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

         4-C.   Agreement of Modification of Note, Deed of trust and
OtherLoan Documents, dated September 23, 1993 between thePartnership and The Travelers Insurance Company relating to the Carrara Place Office Building is hereby incorporatedherein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12344) dated March 25, 1994.

         4-D.   Amended and Restated Promissory Note, dated April 30,
1994,between Carlyle/National City Associates and New York Life Insurance Company relating to the National City CenterOffice Building is hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-12344) dated May 11, 1994.

         4-E.   Bondowner, Borrower, Remarketing Agent, Issuer and
TrusteeWaiver, Appointment of and Acceptance by SuccessorRemarketing Agent, Bondowner Election to Retain Bonds and Notice of Remarketing Rate, dated October 1, 1994 relating to the refinancing of the first mortgage note relating to the Stonybrook Apartments II is filed herewith.

         10-A. Acquisition documents including the venture agreementrelating to the purchase by the Partnership of an interest in the First Interstate Center in Seattle, Washington are hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. 2-76443), dated June 21, 1982.

         10-B. Acquisition documents including the venture agreementrelating to the purchase by the Partnership of an interest in the National City Center Office Building in Cleveland, Ohio are hereby incorporated by reference to thePartnership's report on Form 8-K (File No. 2-76443), dated August 8, 1983.

         10-C. Bargain and Sale Deed relating to the Partnership'sdisposition of the Timberline Apartments in Denver, Colorado, dated July 25, 1990 is hereby incorporatedherein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

         10-D.  Non-Merger Quit Claim Deeds relating to the
Partnership'sdisposition of the Summerfield/Oakridge Apartments in Aurora, Colorado, dated January 7, 1991 are hereby incorporated herein by reference to the Partnership'sreport for December 31, 1992 on Form 10-K (FileNo. 0-12433) dated March 19, 1993.

         10-E. Sale documents and exhibits thereto relating to thePartnership's sale of the Sierra Pines and CrossingApartments in Houston, Texas are hereby incorporatedherein by reference to the Partnership's report on Form 8-K (File No. 0-12433), dated August 30, 1993.

         10-F.  Substitute Trustee's Deed relating to the
Partnership'sdisposition of the Country Square Apartments inCarrollton, Texas dated February 2, 1993 is hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-12433), dated March 17, 1993.

         10-G. Letter Regarding Sale/Option and Partnership Amendment,datedMay 15, 1994, between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the First Interstate Center in Seattle, Washington is hereby incorporated herein by reference to the Partnership's reportfor June 30, 1994 on Form 10-Q (File No. 0-12344) dated August 12, 1994.

         27.    Financial Data Schedule

   (b) No reports on Form 8-K were filed since the beginning of the lastquarter of the period covered by this report.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 10, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 10, 1994