Form 10-K405
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1995-03-31
CIK 700949

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1994             Commission file no. 0-12433


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

                                       Name of each exchange on
Title of each class                        which registered
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

Documents incorporated by reference:  None

                          TABLE OF CONTENTS



                                                        Page
                                                        ----

PART I

Item 1.      Business. . . . . . . . . . . . . . . . . .  1

Item 2.      Properties. . . . . . . . . . . . . . . . .  6

Item 3.      Legal Proceedings . . . . . . . . . . . . .  7

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . .  7


PART II

Item 5.      Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters7

Item 6.      Selected Financial Data . . . . . . . . . .  8

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations14

Item 8.      Financial Statements and Supplementary Data 21

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

Item 13.     Certain Relationships and Related Transactions59


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

     The Partnership has made the real property investments set forth in the following table:

                                                   Sale or Disposal Date
                                                      or if Owned at
                                                    December 31, 1994,
Name, Type of Property                    Date of    Original Invested
    and Location (e)           Size      Purchase Capital Percentage (a)      Type of Ownership (b)
----------------------         ----      -------- ----------------------      ---------------------
1. Country Square Apartments
    Carrollton, Texas.       434 units    9-30-82         2-2-93              fee ownership of land
                                                                              and improvements
                                                                              (through joint
                                                                              venture partnership) (c)
2. Timberline
    Apartments
    Denver, Colorado .       200 units    11-1-82         7-25-90             fee ownership of land
                                                                              and improvements
3. Summerfield/Oak-
    ridge Apartments
    Aurora, Colorado .       472 units    12-1-82         1-3-91              fee ownership of land
                                                                              and improvements
                                                                              (through joint
                                                                              venture partnership)
4. Arbor Town
    Apartments-I
    Arlington, Texas .       200 units   12-29-82        11-26-84             fee ownership of land
                                                                              and improvements (c)(g)
5. Arbor Town
    Apartments-II
    Arlington, Texas .       202 units    11-1-82        11-26-84             fee ownership of land
                                                                              and improvements (c)(g)
6. Sierra Pines
    Apartments
    Houston, Texas . .       404 units    3-31-82         7-29-93             fee ownership of land
                                                                              and improvements (c)
7. Presidio West
    Apartments-II
    Houston, Texas . .       400 units    9-16-82         1-1-86              fee ownership of land
                                                                              and improvements
8. Meadows South-
    west Apartments
    Houston, Texas . .       384 units    4-1-82         12-28-90             fee ownership of land
                                                                              and improvements
9. The Crossing
    Apartments
    Houston, Texas . .       366 units    8-1-82          7-29-93             fee ownership of land
                                                                              and improvements (c)
                                                   Sale or Disposal Date
                                                      or if Owned at
                                                    December 31, 1994,
Name, Type of Property                    Date of    Original Invested
    and Location (e)           Size      Purchase Capital Percentage (a)      Type of Ownership (b)
----------------------         ----      -------- ----------------------      ---------------------

10. Stonybrook
     Apartments-I & II
     Tucson, Arizona .       411 units    10-1-82           3%                fee ownership of land
                                                                              and improvements
                                                                              (through joint venture
                                                                              partnership)
11. First Interstate
     Center
     Seattle,
     Washington. . . .    921,000 sq. ft. 3-10-82           22%               fee ownership of
                              n.r.a.                                          improvements and
                                                                              and ground leasehold
                                                                              interest (through joint
                                                                              venture partnership)
                                                                              (d)(h)
12. Carrara Place
     Office Building
     Englewood,
     Colorado. . . . .    233,000 sq. ft.11-23-82         12-8-94             fee ownership of land
                              n.r.a.                                          and improvements
                                                                              (through joint venture
                                                                              partnership)(d)(h)
13. San Mateo
     Fashion Island
     San Mateo,
     California. . . .    832,000 sq. ft. 9-10-82       12-31-86              fee ownership of land
                              g.l.a.                                          and improvements and
                                                                              ground leasehold
                                                                              interest in land
                                                                              (c)
14. Permian Mall
     Odessa, Texas . .    665,000 sq. ft.12-28-82           6%                fee ownership of land
                              g.l.a.                                          and improvements (f)
15. National City
     Center Office
     Building
     Cleveland, Ohio .    786,400 sq. ft. 7-27-83           21%               fee ownership of land
                              n.r.a.                                          and improvements
                                                                              (through joint
                                                                              venture partnership)(f)
                                                   Sale or Disposal Date
                                                      or if Owned at
                                                    December 31, 1994,
Name, Type of Property                    Date of    Original Invested
    and Location (e)           Size      Purchase Capital Percentage (a)      Type of Ownership (b)
----------------------         ----      -------- ----------------------      ---------------------

16. Yerba Buena
     West Office
     Building
     San Francisco,
     California. . . .    268,000 sq. ft. 8-30-85         6-24-92             fee ownership of land
                              n.r.a.                                          and improvements
                                                                              (through joint venture
                                                                              partnership) (c)(d)


---------------

  (a)   The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item
7.

  (b)   Reference is made to Note 4 and to Item 8 - Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the
Partnership's real property investments.

  (c)   This property has been sold or disposed.  Reference is made to Notes 4 and 7 for a description of the sale or disposition of such real property investment.

  (d)   Reference is made to Note 3 for a description of the joint venture partnership through which the
Partnership has made this real property investment.

  (e)   Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (f)   Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (g)   The lender has concluded proceedings to realize upon its security and took title to the property.
Reference is made to Note 4(d).

  (h)   The Partnership sold its interest or a portion of its interest in this property.  Reference is made to
Note 7 for a description of the sale of such Partnership interest.


     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table set forth in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured.

     Reference is made to Note 8(a) for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1994.

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest and entered into an option agreement concerning the remaining 50.05% interest in First Interstate. Reference is made to Note 7 and the Partnership's Report on Form 8-K (File No. 0-12433) for December 1, 1994, which description is incorporated herein by reference.

     On December 8, 1994, the Partnership sold its interest in Carrara Place Limited. Reference is made to Note 7 and the Partnership's Report on Form 8-K (File No. 0-12433) for December 8, 1994, which description is incorporated by reference.

     The Partnership has approximately 40 full-time personnel and 20 part-time individuals performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                          1993                     1994
                                                --------------------------------------------------
                                                   At    At    At     At    At    At     At    At
                              Principal Business  3/31  6/30  9/30  12/31  3/31  6/30   9/30 12/31
                              ------------------  ----  ----  ----  -----  ----  ----  ----- -----

 1. Carrara Place
     Office Building
     Englewood, Colorado . .  Attorneys/
                              Graphic Design       44%   43%   43%    43%   49%   80%    88%   N/A
 2. Stonybrook Apartments
     - I & II
     Tucson, Arizona . . . .  Apartments           93%   86%   97%    96%   96%   83%    95%   96%
 3. Permian Mall
     Odessa, Texas . . . . .  Retail               91%   90%   90%    90%   91%   91%    91%   92%
 4. First Interstate Center
     Seattle, Washington . .  Financial Institu-
                              tion/Railroad        96%   96%   97%    97%   97%   99%    97%   97%
 5. National City Center
     Office Building
     Cleveland, Ohio . . . .  Banking              96%   94%   96%    96%   94%   94%    94%   94%

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

     There were no matters submitted to a vote of security holders during 1993 and 1994.





                               PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 16,456 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                              DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990
                              (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                             1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------
Total income . . . . . . $ 43,570,909    49,186,211   52,853,676    54,125,067   57,407,063
                         ============   ===========  ===========   ===========  ===========

Operating loss . . . . . $ (4,513,232)   (7,086,550)  (9,725,577)   (9,950,730) (10,350,259)
Partnership's share of
 operations of uncon-
 solidated venture . . .        --            --        (723,696)   (1,447,179)  (2,670,211)
Venture partners'
 share of ventures'
 operations. . . . . . .    1,596,830     2,415,069    1,803,556     1,226,873    1,124,446
                         ------------   -----------  -----------   -----------  -----------
Net operating loss . . .   (2,916,402)   (4,671,481)  (8,645,717)  (10,171,036) (11,896,024)
Gain (loss) on sale
 or dispositions
 of interest in
 investment property,
 net of venture
 partners' share . . . .   30,614,901     4,091,683    3,817,800     1,637,840   (1,263,999)
Extraordinary items  . .     (675,062)        --           --            --      20,904,051
                         ------------   -----------  -----------   -----------  -----------
Net earnings (loss). . . $ 27,023,437      (579,798)  (4,827,917)   (8,533,196)   7,744,028
                         ============   ===========  ===========   ===========  ===========
Net earnings (loss)
 per limited part-
 nership interest (b):
  Net operating loss . . $     (17.50)       (28.03)      (51.87)       (61.02)      (71.37)
  Gain (loss) on sale
   or dispositions
   of interest in
   investment property
   net of venture
   partners' share . . .       189.42         25.32        23.62         10.13        (7.82)
  Extraordinary items. .        (4.18)        --            --           --          126.63
                         ------------   -----------  -----------   -----------  -----------
      Net earnings (loss)$     167.74         (2.71)      (28.25)       (50.89)       47.44
                         ============   ===========  ===========   ===========  ===========

                              1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------

Total assets . . . . . . $125,013,528   209,636,156  233,815,505   252,650,342  279,101,191
                         ============   ===========  ===========   ===========  ===========

Long-term debt . . . . . $ 93,051,656   194,712,434  188,904,448   230,923,628  232,320,973
                         ============   ===========  ===========   ===========  ===========

Cash distributions
  per Interest (c) . . . $      --            --            1.50          9.75        11.00
                         ============   ===========  ===========   ===========  ===========

-------------

  (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b)   The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each year (160,005).

  c)    Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income
(loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994


Property
--------

National City
Center Office
Building           a)  The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:


                        Year Ending                GLA           Avg. Base Rent Per
                        December 31,          Occupancy Rate     Square Foot (1)
                        ------------          --------------     ------------------

                              1990 . . . . .      97%                11.22
                              1991 . . . . .      96%                11.41
                              1992 . . . . .      96%                11.47
                              1993 . . . . .      96%                11.86
                              1994 . . . . .      94%                12.44

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option
                          -------------------     ----------- --------- -----------------------------

                          National City Bank      447,080     $4,700,0721/2006         7-10 year options
                          (Bank)

                          Ernst & Young            65,864        824,76811/1996        1-4 year options
                          (Public Accounting Firm)

                          Baker & Hostetler       151,392      1,859,92412/2001        15-5 year options
                          (Law Firm)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the National City
                          Center Office Building:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                            1995             --                --            --                --
                            1996              1               65,864       824,768             9%
                            1997             --                --            --                --
                            1998              2               16,905       246,991             3%
                            1999             --                --            --                --
                            2000              1               42,390       594,418             6%
                            2001              2              165,156     1,949,924            21%
                            2002             --                --            --                --
                            2003             --                --            --                --
                            2004             --                --            --                --

                   (1)      Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1995.


Property
--------

CP Permian
Partners
Shopping Mall      a)     The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                   GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate     Square Foot (1)
                          ------------        --------------     ------------------

                              1990 . . . . .      89%                 6.24
                              1991 . . . . .      90%                 5.63
                              1992 . . . . .      95%                 5.35
                              1993 . . . . .      93%                 5.52
                              1994 . . . . .      92%                 5.49

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option
                          -------------------     ----------- --------- -----------------------------

                          J.C. Penney             100,666     $286,294  2/2000          N/A
                          (Department Store)

                          Dillards
                          (Department Store)      100,780     333,194   2/2008          1-5 year option

                          Sears
                          (Department Store)      140,223     280,446   2/2030          N/A

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the CP Permian Partners Shopping Mall:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                            1995             17               44,878       498,987            15%
                            1996              7               24,857       280,216             9%
                            1997              7               14,577       200,806             6%
                            1998              6               20,180       139,380             4%
                            1999              5                9,098       103,214             3%
                            2000              8              135,818       606,548            19%
                            2001              3               11,945        96,119             3%
                            2002              3                4,677        82,064             3%
                            2003              3               10,950       117,806             4%
                            2004              1                1,200        14,400             --

                   (1)      Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1995.

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

     After deducting selling expenses and other offering costs, the Part-nership had approximately $141,004,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such invest-ments and to satisfy working capital requirements. Portions of the proceeds were utilized to acquire the properties described in Item 1 above.

     At December 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $30,504,000. Such funds and short-term investments of approximately $1,945,000 are available for capital improvements, future distributions to partners, and for working capital requirements, including capital improvements and leasing costs currently being incurred at the National City Center Office Building. Certain of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower occupancies and/or reduced rent levels. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. The Partnership has taken steps to preserve its working capital by deciding to suspend distributions from operations to the Limited and General Partners effective as of the first quarter of 1992. The Partnership had also deferred cash distributions and partnership management fees, payable to the Corporate General Partner related to the third and fourth quarters of 1991. In addition, the General Partners and their affiliates had deferred payment of certain property management and leasing fees. In December 1994, the Partnership paid the Corporate General Partner the previously deferred cash distributions, partnership management fees and property management and leasing fees in the amount of $19,666, $33,334 and $3,798,155, respectively, as more fully described in Note 9. In February 1995, the Partnership paid a sales distribution of $23,200,725 ($145 per Interest) to the Limited Partners and $234,351 to the General Partners related to the sale of the Partnership's interest in the First Interstate Center (Notes 7 and 10).

     The Partnership and its consolidated ventures have currently budgeted for 1995 approximately $1,216,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1995 is currently budgeted to be approximately $1,130,000. Included in this amount is the roof and parking lot at the Permian Mall which are currently in need of repair. To fund the Permian Mall improvements, the Partnership intends to initiate discussions with the mortgage lender regarding a modification to the loan. There can be no assurance that a loan modification can be obtained. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. Due to the Permian Mall improvements and considerations on other properties as discussed below, only the National City Center Office Building is considered to be a significant source of future long-term operational cash generated. In addition, the Partnership does not consider the remaining mortgage note receivable (related to San Mateo Fashion Island) to be a source of future liquidity. Reference is made to Note 7(b). In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership's and its Ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     STONYBROOK APARTMENTS

     The mortgages on Stonybrook Apartments II matured October 1, 1994 (Stonybrook Apartments I is not subject to a mortgage loan) with an outstanding balance of approximately $4,807,000 at September 30, 1994. The Partnership refinanced the $4,152,600 first mortgage loan which has been extended to October 1, 1999 at an interest rate of 9.175% per annum. The loan requires monthly interest and principal payments of approximately $35,000 with a balloon payment due at maturity. The Partnership remitted a $40,000 principal payment to the lender, reducing the amount refinanced to $4,112,600. Concurrently, the Partnership paid in full the second mortgage note secured by the property in the amount of $654,800. Accrued and unpaid interest in the amount of $325,485 was forgiven by the lender and is included in extraordinary refinancing loss, net of gain in the accompanying consolidated financial statements. Reference is made to Note 4. The Partnership is currently marketing both phases of the property for sale.

     CARRARA

     In December 1994, the Partnership redeemed its interest in Carrara Place Limited to the venture for $750,000 in cash at closing (Note 7). As a result of the redemption, the Partnership recognized a gain of $5,404,577 in the accompanying consolidated financial statements. The market and property conditions that preceded the redemption are discussed below.

     The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992. The Denver, Colorado region had been adversely affected by increased competition for tenants as a result of overbuilding in the area. As a result of the current market rental rates, the cash flow generated by the property would have been significantly less than the payments required under the original mortgage note even if the space was re-leased. Further, re-leasing the space required significant re-leasing costs. Additionally, the lease for a tenant occupying approximately 17% of the building's leasable area was scheduled to expire in June 1994. The venture reached an agreement with the tenant to extend their lease for an additional five years. The venture also reached an agreement with a new tenant to occupy approximately 21% of the building's leasable area, with the lease scheduled to expire in August 2004. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan and in September 1993 reached an agreement to modify the loan retroactive to January 1, 1993. Under the modification, the maturity date was extended from June 30, 1994 until January 1, 1998. Interest continued to accrue at 9.875% from January 1, 1993 until January 1, 1998. Effective January 1, 1993, the net cash flow of the property, subject to certain reserves, was paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. Any capital costs, including re-leasing costs, were to be funded by the lender, subject to their approval, and such costs added to the principal balance of the loan. Approximately $2,699,000 had been funded by the lender as of the date of the redemption.

     Concurrent with the modification, the Carrara venture was reorganized such that the Partnership became the sole general partner of the venture, with its venture partner becoming a limited partner of the venture. In addition, the property manager (an affiliate of the unaffiliated venture partner) was replaced effective September 1993. Based upon an analysis of anticipated market conditions, the Partnership had decided not to commit additional funds to the Carrara Place Office Building. There had to be a significant improvement in market and property conditions in order for the value of the property to be greater than the mortgage payoff amount at any point in time, including accrued interest. Therefore, it was unlikely that any significant proceeds would be received by the Partnership in the event the property were sold or refinanced.

     In conjunction with the modification, the Carrara venture had agreed to transfer title to the lender if the venture failed to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined). Such a decision would have resulted in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     NATIONAL CITY CENTER

     At the National City Center Office Building located in Cleveland, Ohio, a major tenant (Baker & Hostetler) extended its lease term to 2001, but reduced its space leased by approximately 18,000 square feet as of January 1993. The extended lease requires tenant improvement costs of approximately $92,000 per year through the expiration of the lease with an additional amount to be paid in 1996 of approximately $730,000. These tenant improvement costs will result in the property incurring a slight deficit for 1994. In 1993, the Venture received a lease termination fee of approximately $1,100,000 from another tenant (KPMG Peat Marwick LLP) for vacating approximately 19,700 square feet (which was subsequently leased to National City Bank).

     In January 1994, the debt service payments under the existing mortgage increased from 9-5/8% to 11-7/8% until the scheduled maturity of the loan in December 1995. The Venture reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loan will be amortized over 22 years with a balloon payment due on April 20, 2001. In addition, the Venture paid a prepayment penalty of $580,586 based upon the outstanding loan balance at the time of refinancing. The lender required an escrow account of $612,000 to be established at the time of the refinancing for future tenant improvements at the property. The escrowed funds are to be released to the venture upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the Baker & Hostetler lease (as discussed above). The Venture is required to escrow approximately $313,000 per year in 1994 through 1996 and approximately $236,000 per year in 1997 and 1998. The $1,163,524 refundable loan commitment fee paid by the Partnership in 1993 was applied to accrued interest and the prepayment penalty, with the balance of $238,215 refunded to the Partnership in 1994. The Partnership's share of extraordinary loss on extinguishment of debt ($1,000,547) consisting of the prepayment penalty, the unamortized loan discount and unamortized loan fees at the time of refinancing is recorded in the accompanying consolidated financial statements. Real estate taxes payable in 1994 increased due to the expiration of a 25% reduction of a real estate tax abatement that was received when the property was purchased. The remaining 25% abatement expires in 1998 for taxes payable in 1999.

     CARLYLE SEATTLE

     In May 1994, Carlyle Seattle executed an agreement which issued an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing) Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 in cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) which is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At December 31, 1994, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle is the sole limited partner and the unaffiliated venture partner is the sole general partner. The Partnership's share of proceeds from this transaction was approximately $29,522,000 and its share of gain on sale and restructuring was approximately $25,210,000 in 1994.

     PERMIAN MALL

     The property produced cash flow from operations in 1994, however, significant funds will be required in the near future for major roof and parking lot repairs. In 1995, 15% of the tenant leases are scheduled to expire for which the Partnership is currently seeking renewal of existing leases or replacement tenants. In anticipation of the necessary major repairs and potential re-leasing costs the Partnership has initiated discussions with the mortgage lender regarding a modification to the loan. There can be no assurance that such modification will be obtained.

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

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. Also, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions the Limited Partners will receive significantly less than their original investment. In addition, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint venture, the Limited Partners may be allocated substantial gain for Federal income tax purposes.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and short-term investments in the aggregate as of December 31, 1994 as compared to December 31, 1993 is primarily due to (i) the Partnership's share of proceeds from the sale of the First Interstate transaction (such proceeds were substantially distributed in February 1995, Note 10) as discussed above and (ii) the Partnership's suspension of cash distributions from operations effective with the first quarter of 1992 as discussed above.

     The decrease in loan commitment fee as of December 31, 1994 as compared to December 31, 1993 is due to the application of the loan commitment fee to accrued interest and prepayment penalty related to the April, 1994 refinancing of the mortgage loan at the National City Center Office Building (see Note 4(d)).

     The increase in escrow deposits as of December 31, 1994 as compared to December 31, 1993 is primarily due to the April, 1994 refinancing of the National City Center Office Building mortgage loan (see Note 4(d)).

     The decrease in investment properties net of accumulated depreciation and deferred expenses as of December 31, 1994 as compared to December 31, 1993 is primarily due to the transactions related to Carrara Place Limited and First Interstate in December, 1994 as discussed above. Such transactions, the payoff of the Stonybrook I mortgage note and the refinancing of the Stonybrook II mortgage note also resulted in the decrease of the current portion and long term debt as of December 31, 1994 as compared to December 31, 1993.

     The decreases in accrued rents receivable, accounts payable and other liabilities as of December 31, 1994 as compared to December 31, 1993 is primarily due to the First Interstate transaction.

     The decrease in accrued interest at December 31, 1994 as compared to December 31, 1993 is due primarily to the transaction related to Carrara Place Limited (note 7).

     The decrease in due to affiliates as of December 31, 1994 as compared to December 31, 1993 is primarily due to the payment of deferred management and leasing fees in December, 1994 (see Note 9).

     The note payable and deferred gain at December 31, 1994 relate to the sale and financing of Carlyle Seattle's remaining interest in First Interstate (see Note 7(d)).

     The decrease in rental income and mortgage and other interest and property operating expenses for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square apartments in February, 1993, the sale of the Sierra Pines and Crossing Apartments in July 1993 (see Note 7) and to the change to the equity method of accounting for First Interstate effective December 1, 1994 (see Note 1). In addition, rental income decreased due to a $1,100,000 termination fee received in January 1993 at the National City Center Office Building and due to decreased rental income at the First Interstate Center resulting from decreased rental rates. The decrease in rental income, mortgage and other interest, and property operating expenses for the year ended December 31, 1993 compared to the year ended December 31, 1992 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square apartments and the sale of the Sierra Pines and Crossing Apartments in July 1993 and decreased occupancy at the Carrara Place Office Building. The decrease in rental income is partially offset by the lease termination fee received in 1993 at the National City Center Office building, as discussed above.

     The increase in interest income for the year ended December 31, 1994 compared to the year ended December 31, 1993 is primarily due to the increases in the rate of interest earned on and an increased average balance of U.S. Government obligations. The decrease in interest income for the year ended December 31, 1993 compared to the year ended December 31, 1992 is primarily due to a decrease in the interest income recognized on the mortgage note receivable for San Mateo Fashion Island.

     The decrease in depreciation for the year ended December 31, 1994 compared to the year ended December 31, 1993 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square apartments in February, 1993 and the sale of the Sierra Pines and Crossing Apartments in July 1993 and to the change to the equity method of accounting for First Interstate effective December 1, 1994 (see Note 7).

     The increase in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1993 as compared to December 31, 1992 is due to the transfer of title to the property to the lender of the Yerba Buena West Office Building in June 1992.

     The provision for value impairment for the year ended December 31, 1992 is due to the Partnership recording a provision to reduce the net carrying value of the Sierra Pines Apartments, based upon a proposed sales price.

     The decrease in venture partners' share of ventures' operations for the year ended December 31, 1994 compared to the year ended December 31, 1993 and the corresponding decrease in venture partners' deficits in ventures for the year ended December 31, 1994 compared to the year ended December 31, 1993 is primarily due to the sale of the Partnership's interest in Carrara Place Limited and the First Interstate transaction as discussed above.

     The gain on sale or dispositions, net of venture partners' share for the year ended December 31, 1994 is due to the redemption of the Partnership's interest in Carrara Place Limited and partial sale and restructuring of First Interstate (see Note 7). The gain on the sale or disposition of investment properties for the year ended December 31, 1993 is due to the second mortgage lender's realization upon its security represented by the Country Square apartments in February 1993 and the gain on sale of the Sierra Pines and Crossing Apartments in July 1993. The gain on the sale or disposition of investment properties for the year ended December 31, 1992 is due to the transfer of title to the property to the lender of the Yerba Buena West Office Building in June 1992. In addition, the lenders of Arbor Town Apartments - I and Arbor Town Apartments - II realized upon their security and took title to the properties in December 1992.

     The extraordinary loss for the year ended December 31, 1994 is primarily due to the discount and deferred mortgage expense write-offs and the prepayment penalty related to the National City Center mortgage refinancing. These losses are netted against the forgiveness of accrued interest associated with the Stonybrook Apartments II refinancing (see Note
4).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES



                                INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1994 and 1993

Consolidated Statements of Operations, years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows, years ended December 31, 1994,
  1993 and 1992

Notes to Consolidated Financial Statements



                                                       SCHEDULE
                                                       --------

Consolidated Real Estate and Accumulated Depreciation     III



SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.









                    INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XII (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XII and consolidated ventures at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                     KPMG PEAT MARWICK LLP


Chicago, Illinois
March 27, 1995

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 1994 AND 1993


                                                 ASSETS
                                                 ------
                                                                         1994             1993
                                                                     ------------     -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $ 30,504,207       2,789,530
  Short-term investments (note 1). . . . . . . . . . . . . . . . .      1,944,746       6,865,532
  Rents and other receivables. . . . . . . . . . . . . . . . . . .      1,255,652       1,085,701
  Loan commitment fee (note 4(d)). . . . . . . . . . . . . . . . .          --          1,163,524
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        102,740         154,073
  Escrow deposits (note 4(d)). . . . . . . . . . . . . . . . . . .      2,403,305         605,734
                                                                     ------------     -----------

       Total current assets. . . . . . . . . . . . . . . . . . . .     36,210,650      12,664,094
                                                                     ------------     -----------

Investment properties, at cost (notes 2, 3, and 4)-Schedule III:
    Land and leasehold interest. . . . . . . . . . . . . . . . . .     17,171,695      18,021,695
    Buildings and improvements . . . . . . . . . . . . . . . . . .    105,128,812     235,978,139
                                                                     ------------     -----------

                                                                      122,300,507     253,999,834
    Less accumulated depreciation. . . . . . . . . . . . . . . . .     39,346,202      82,546,206
                                                                     ------------     -----------
       Total investment properties,
         net of accumulated depreciation . . . . . . . . . . . . .     82,954,305     171,453,628
                                                                     ------------     -----------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . .        471,479       5,527,843
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . .            125       5,114,243
Venture partners' deficit in ventures (note 3) . . . . . . . . . .      5,376,969      14,876,348
                                                                     ------------     -----------

                                                                     $125,013,528     209,636,156
                                                                     ============     ===========

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                         1994             1993
                                                                     ------------     -----------
Current liabilities:
  Current portion of long-term debt (notes 3 and 4). . . . . . . .   $  1,683,440       6,489,518
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        571,144       2,326,663
  Amounts due to affiliates (note 9) . . . . . . . . . . . . . . .        695,870       3,596,654
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .        378,976       3,364,920
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . .      2,337,868       2,764,835
                                                                     ------------     -----------

       Total current liabilities . . . . . . . . . . . . . . . . .      5,667,298      18,542,590
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .         22,734          85,391
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          --          2,062,011
Note payable (note 7(d)) . . . . . . . . . . . . . . . . . . . . .     15,000,000           --
Long-term debt, less current portion (note 4). . . . . . . . . . .     78,051,656     194,712,434
                                                                     ------------     -----------
Commitments and contingencies (notes 3, 4 and 8)

       Total liabilities . . . . . . . . . . . . . . . . . . . . .     98,741,688     215,402,426
Venture partners' equity in ventures (note 3). . . . . . . . . . .        479,813         445,474
Deferred gain on sale of investment property (note 7(d)) . . . . .      5,000,000           --
Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . .          1,000           1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . .     (8,190,436)     (8,373,178)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .       (583,877)       (564,211)
                                                                     ------------     -----------
                                                                       (8,773,313)     (8,936,389)
                                                                     ------------     -----------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs . . . . . . . . .    141,003,683     141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . .    (91,390,527)   (118,231,222)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .    (20,047,816)    (20,047,816)
                                                                     ------------     -----------
                                                                       29,565,340       2,724,645
                                                                     ------------     -----------
       Total partners' capital accounts (deficits) . . . . . . . .     20,792,027      (6,211,744)
                                                                     ------------     -----------
                                                                     $125,013,528     209,636,156
                                                                     ============     ===========

                      See accompanying notes to consolidated financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Income:
  Rental income. . . . . . . . . . . . . . . . .     $43,102,907      48,834,313      52,358,787
  Interest income. . . . . . . . . . . . . . . .         442,110         351,898         494,889
  Other income . . . . . . . . . . . . . . . . .          25,892           --              --
                                                    ------------     -----------     -----------
                                                      43,570,909      49,186,211      52,853,676
                                                    ------------     -----------     -----------
Expenses:
  Mortgage and other interest. . . . . . . . . .      20,804,238      24,850,497      25,563,854
  Depreciation . . . . . . . . . . . . . . . . .       7,779,552       9,144,746       9,598,560
  Property operating expenses. . . . . . . . . .      17,844,877      20,304,224      22,790,284
  Management fees to corporate general partner .          17,185           --             16,667
  Professional services. . . . . . . . . . . . .         358,196         378,862         326,219
  Amortization of deferred expenses. . . . . . .       1,130,506       1,261,667       1,344,460
  General and administrative . . . . . . . . . .         149,587         332,765         256,387
  Provision for value impairment (note 1). . . .           --              --          2,682,822
                                                    ------------     -----------     -----------
                                                      48,084,141      56,272,761      62,579,253
                                                    ------------     -----------     -----------
        Operating loss . . . . . . . . . . . . .      (4,513,232)     (7,086,550)     (9,725,577)
Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . .           --              --           (723,696)
Venture partners' share of ventures'
  operations (note 3). . . . . . . . . . . . . .       1,596,830       2,415,069       1,803,556
                                                    ------------     -----------     -----------
        Net operating loss . . . . . . . . . . .      (2,916,402)     (4,671,481)     (8,645,717)
Gain on sale or dispositions, net of venture
  partners' share (note 7) . . . . . . . . . . .      30,614,901       4,091,683       3,817,800
                                                    ------------     -----------     -----------
        Net earnings (loss) before
          extraordinary items. . . . . . . . . .      27,698,499        (579,798)     (4,827,917)
Extraordinary items (notes 4(d) and
  4(e)). . . . . . . . . . . . . . . . . . . . .        (675,062)          --              --
                                                    ------------     -----------     -----------
        Net earnings (loss). . . . . . . . . . .    $ 27,023,437        (579,798)     (4,827,917)
                                                    ============     ===========     ===========
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                        1994            1993            1992
                                                    ------------    ------------    ------------

        Net earnings (loss) per limited
          partnership interest (note 1):
            Net operating loss . . . . . . . . .    $     (17.50)         (28.03)         (51.87)
            Net gain on sale or dispositions
              of interests in investment
              properties . . . . . . . . . . . .          189.42           25.32           23.62
            Net extraordinary items. . . . . . .           (4.18)          --              --
                                                    ------------     -----------     -----------
        Net earnings (loss). . . . . . . . . . .    $     167.74           (2.71)         (28.25)
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                           GENERAL PARTNERS                                LIMITED PARTNERS (160,005 INTERESTS)
           ------------------------------------------------    -------------------------------------------------------
                                                           CONTRI-
                                                           BUTIONS
                      NET                                  NET OF        NET
          CONTRI-   EARNINGS     CASH                     OFFERING     EARNINGS      CASH
          BUTIONS    (LOSS)  DISTRIBUTIONS     TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
          -------  -----------------------  ----------- -----------  ----------- ------------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1991. . .  1,000  (7,919,585)   (564,211)  (8,482,796) 141,003,683 (113,277,100) (19,807,808)  7,918,775
Net loss
 (note 5).   --      (307,651)       --       (307,651)       --      (4,520,266)       --     (4,520,266)
Cash dis-
 tributions
 ($1.50 per
 limited
 partnership
 interest)   --         --           --          --           --          --         (240,008)   (240,008)
           ------  ----------    --------   ----------  ----------- ------------  ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1992. . .  1,000  (8,227,236)   (564,211)  (8,790,447) 141,003,683 (117,797,366) (20,047,816)  3,158,501

Net loss
 (note 5).   --      (145,942)      --        (145,942)      --         (433,856)       --       (433,856)
           ------  ----------    --------   ----------  ----------- ------------  ----------- -----------
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                           GENERAL PARTNERS                                LIMITED PARTNERS (160,005 INTERESTS)
           ------------------------------------------------    -------------------------------------------------------
                                                           CONTRI-
                                                           BUTIONS
                      NET                                  NET OF        NET
          CONTRI-   EARNINGS     CASH                     OFFERING     EARNINGS      CASH
          BUTIONS    (LOSS)  DISTRIBUTIONS     TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
          -------  -----------------------  ----------- -----------  ----------- ------------- -----------


Balance
 (deficit)
 Decem-
 ber 31,
 1993. . .  1,000  (8,373,178)   (564,211)  (8,936,389) 141,003,683 (118,231,222) (20,047,816)  2,724,645

Net earnings
 (note 5).   --       182,742       --         182,742       --       26,840,695        --     26,840,695

Cash dis-
 tribution
 (note 9).   --         --        (19,666)     (19,666)      --            --           --          --
           ------  ----------    --------   ----------  ----------- ------------  -----------  ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994. . . $1,000  (8,190,436)   (583,877)  (8,773,313)141,003,683   (91,390,527) (20,047,816) 29,565,340
           ======  ==========    ========   ==========  =========== ============  ===========  ==========











                        See accompanying notes to consolidated financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993             1992
                                                    ------------    ------------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . .     $27,023,437        (579,798)     (4,827,917)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . .       7,779,552       9,144,746       9,598,560
    Amortization of deferred expenses. . . . . .       1,130,506       1,261,667       1,344,460
    Amortization of discount on long-term debt .         308,538       1,514,317       1,377,367
    Long-term debt - deferred accrued interest .           --              --            406,000
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . . . .      (1,596,830)     (2,415,069)     (1,803,556)
    Provision for value impairment . . . . . . .           --              --          2,682,822
    Gain on sale or dispositions of interests
      in investments properties, net of
      venture partners' share. . . . . . . . . .     (30,614,901)     (4,091,683)     (3,817,800)
    Extraordinary item . . . . . . . . . . . . .         675,062           --              --
  Changes in:
    Rents and other receivables. . . . . . . . .        (606,584)       (155,834)        432,758
    Prepaid expenses . . . . . . . . . . . . . .          51,333         108,280          (4,359)
    Escrow deposits. . . . . . . . . . . . . . .      (1,601,546)        533,069        (523,436)
    Accrued rents receivable . . . . . . . . . .        (451,555)       (371,958)        (87,501)
    Accounts payable . . . . . . . . . . . . . .         (42,705)     (1,218,280)         64,075
    Amounts due to affiliates. . . . . . . . . .      (2,900,784)       (189,209)        (34,969)
    Accrued interest . . . . . . . . . . . . . .       1,403,937       2,322,534            (906)
    Accrued real estate taxes. . . . . . . . . .         (38,788)       (240,052)         96,925
    Tenant security deposits . . . . . . . . . .          17,587         (74,176)        (11,730)
    Other liabilities. . . . . . . . . . . . . .        (281,527)        (95,672)       (208,996)
                                                    ------------    ------------   -------------
          Net cash provided by
            operating activities . . . . . . . .         254,732       5,452,882       5,405,493
                                                    ------------    ------------   -------------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . .       4,920,786      (1,255,540)        788,712
  Additions to investment properties . . . . . .      (3,274,218)     (3,097,755)     (2,635,297)
  Proceeds from sale or disposition of
    investment properties, net of selling
    expenses (notes 4(b) and 7(c)) . . . . . . .      14,862,094       1,892,932           --
  Proceeds from sale of option, net of
    venture partner share. . . . . . . . . . . .       3,665,000           --              --
  Escrow deposits. . . . . . . . . . . . . . . .        (898,971)          --              --

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                        1994            1993             1992
                                                    ------------    ------------     -----------
  Partnership's contributions to
    unconsolidated venture . . . . . . . . . . .           --              --             (9,448)
  Payment of deferred expenses . . . . . . . . .        (266,986)       (274,549)       (264,608)
                                                    ------------    ------------   -------------
          Net cash provided by (used in)
            investing activities . . . . . . . .      19,007,705      (2,734,912)     (2,120,641)
                                                    ------------    ------------   -------------
Cash flows from financing activities:
  Proceeds from note payable, net of
    venture partner share. . . . . . . . . . . .      10,995,000           --              --
  Refunded portion of loan commitment fee. . . .         238,215      (1,163,524)          --
  Payment of deferred expenses . . . . . . . . .           --            (51,087)          --
  Principal payments on long-term debt . . . . .      (2,395,459)     (1,746,375)     (1,941,796)
  Proceeds of long-term debt . . . . . . . . . .           --            388,020           --
  Venture partners' contributions to venture . .         159,709         165,051          42,523
  Distributions to venture partners. . . . . . .        (525,559)       (285,519)       (283,848)
  Distributions to limited partners. . . . . . .           --              --           (240,008)
  Distributions to general partners. . . . . . .         (19,666)          --              --
                                                    ------------    ------------   -------------
          Net cash provided by (used in)
            financing activities . . . . . . . .       8,452,240      (2,693,434)     (2,423,129)
                                                    ------------    ------------   -------------
          Net increase in cash and
            cash equivalents . . . . . . . . . .      27,714,677          24,536         861,723
          Cash and cash equivalents,
            beginning of year. . . . . . . . . .       2,789,530       2,764,994       1,903,271
                                                    ------------    ------------   -------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . .    $ 30,504,207       2,789,530       2,764,994
                                                    ============    ============   =============
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . .    $ 19,091,763      21,055,562      23,781,393
                                                    ============    ============   =============
  Non-cash investing and financing activities:
    Balance due on mortgage note payable cancelled  $      --         12,239,900           --
    Balance due on accelerated wrap-around
      mortgage note payable cancelled. . . . . .           --              --          9,210,122
    Balance due on wrap-around mortgage
      note payable canceled. . . . . . . . . . .           --              --        (10,183,885)
    Recognition of deferred gain on sale
      of investment property . . . . . . . . . .           --              --          2,146,341
    Reduction of land. . . . . . . . . . . . . .           --         (2,170,000)          --

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                        1994            1993            1992
                                                    ------------    ------------     -----------

    Reduction of buildings and improvements. . .           --        (14,045,964)          --
    Reduction of accumulated depreciation. . . .           --          5,454,885           --
    Reduction of accrued interest payable. . . .           --             41,916         383,999
    Proceeds from disposition of
      investment property. . . . . . . . . . . .           --              --              --
    Venture partners' share of gain. . . . . . .           --              --              --
                                                    ------------    ------------   -------------

      Non-cash gain recognized on
        disposition of investment property . . .    $      --          1,520,737       1,556,577
                                                    ============    ============   =============

    Disposals of fully depreciated assets. . . .    $  2,064,523         793,534         321,023
                                                    ============    ============   =============

    Loan proceeds utilized for additions to
      investment property and payment of
      deferred expenses. . . . . . . . . . . . .    $  2,698,601           --              --
                                                    ============    ============   =============

 Sale of investment properties (note 7):
   Total sales proceeds,
      net of selling expenses. . . . . . . . . .    $      --         13,872,932           --
   Principal balance on loans payable. . . . . .           --        (11,980,000)          --
                                                    ------------    ------------   -------------
          Cash sales proceeds from sale of
            investment properties, net of
             selling expenses. . . . . . . . . .    $      --          1,892,932           --
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

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures Carlyle Seattle Associates ("Carlyle Seattle") (note 7), Stonybrook Partners Limited Partnership ("Stonybrook"), Carrara Place Limited ("Carrara") (note 7), Carlyle Carrollton Associates ("Carlyle Carrollton") (note 7), and Carlyle/National City Associates ("Carlyle/National City"), Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate") (note 7) and Carlyle Carrollton's venture, Country Square, Ltd. ("Country Square") (note 7).
The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle Yerba Buena Limited Partnership ("Yerba Buena"), through the date of its disposition (note 3(c)) and First Interstate, effective December 1, 1994, due to the sale of 49.95% of Carlyle Seattle's interest (note 7). Accordingly, the accompanying consolidated financial statements do not include the accounts of entities accounted for under the equity method.

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

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                 1994                              1993
                                  ------------------------------   ------------------------------
                                     GAAP BASIS       TAX BASIS       GAAP BASIS       TAX BASIS
                                    ------------     -----------     ------------     -----------

Total assets . . . . . . . . . . .  $125,013,528      45,555,092     209,636,156      18,540,991

Partners' capital accounts
  (deficits) (note 5):
    General partners . . . . . . .    (8,773,313)     (5,596,056)     (8,936,389)    (10,287,004)
    Limited partners . . . . . . .    29,565,340      24,217,044       2,724,645     (30,967,779)

Net earnings (loss) (note 5):
    General partners . . . . . . .       182,742       4,710,614        (145,942)      1,102,701
    Limited partners . . . . . . .    26,840,695      55,184,823        (433,856)      3,767,978

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . .        167.74          344.89           (2.71)          23.55
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and certificates of deposit at cost which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($30,086,428 and none held at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107, ("SFAS 107"),"Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1992 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $79,735,096, has been calculated to have an SFAS 107 value of $69,365,789 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

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


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures, ten apartment complexes, four office buildings, and two enclosed shopping malls. During 1984, the Partnership sold its interest in the Arbor Town Apartments-I and the Arbor Town Apartments-II complexes. Subsequently, in 1992, the lenders on the Arbor Town Apartments-I and Arbor Town Apartments-II complexes realized upon their security and obtained title to the properties resulting in the Partnership no longer having a security interest in the properties (note 4(d)). In 1986, the Partnership conveyed its interest in the Presidio West Apartments-II and sold its interest in the San Mateo shopping center. In 1990, the Partnership disposed of its interest in the Timberline Apartments and sold its interest in the Meadows Southwest Apartments. In 1991, the Partnership, through its joint venture, disposed of its interest in the Summerfield/Oakridge Apartments. In 1992, the Yerba Buena venture transferred title to the property to the lender (note 3(c)). In 1993, the Partnership sold its interest in the Sierra Pines Apartments and The Crossing Apartments, and disposed of its interest in the Country Square Apartments (note 7). In 1994, the Partnership redeemed its interest in Carrara Place Limited (note
7). Also in 1994, Carlyle Seattle sold 49.95% of its interest in and issued an option to sell its remaining 50.05% interest in the First Interstate venture (note 7). The four properties owned at December 31, 1994 were completed and in operation.

     Depreciation on the operating properties has been provided over estimated useful lives of 5 to 30 years using the straight-line method.

     All investment properties are pledged as security for long-term debt, for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership, at December 31, 1994, is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership made aggregate capital contributions of $101,530,662 (including Carrara Place Limited in which the Partnership redeemed its interest in 1994). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one apartment complex and two office buildings. In some instances, the properties were acquired (as completed) for a fixed purchase price. In other instances, properties were developed by the ventures and, in those instances, the contributions of the Partnership were generally fixed. The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excess. The venture properties have been financed under various long-term debt arrangements as described in note 4.

     Two of the ventures' properties produced net cash receipts during 1994, one in 1993. In general, operating profits and losses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated in accordance with the partners' respective economic interests. The Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.

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

     (b)  First Interstate Center

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest in First Interstate (note 7(d)).

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between an affiliated joint venture ("Carlyle Seattle") described below and the developer, a fee ownership of improvements and a leasehold interest in an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-X ("C-X"), an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000.

     The terms of the Carlyle Seattle venture agreement provide that all the capital contributions will be made in the proportion of 73.3% by the Partnership and 26.7% by C-X. The initial required contribution by the Partnership to the Carlyle Seattle venture was $22,000,000. The Carlyle Seattle venture agreement further provides that all of the venture's share of First Interstate's annual cash flow, sale or refinancing proceeds, operating profits and losses, and tax items will be allocated 73.3% to the Partnership and 26.7% to C-X.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Prior to the sale transaction, Carlyle Seattle was generally entitled to receive a preferred distribution (on a cumulative basis) of annual cash flow equal to 8% of its capital contributions to First Interstate.
venture. Cash flow in excess of this preferred distribution was distributable to the First Interstate joint venture partner up to the next $400,000 and any remaining annual cash flow was distributable 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating deficits, if any, were shared 50% by Carlyle Seattle and 50% by the First Interstate joint venture partner. Operating profits or losses of the First Interstate joint venture generally were allocated in the same ratio as the allocation of annual cash flow, however, the joint venture partner was to be allocated not less than 25% of such profits and losses.

     In connection with the transaction, the First Interstate Venture Agreement has been amended to convert Carlyle Seattle's remaining general partnership interest to a limited partnership interest. Additionally, the amendment states that no profits, income or gain shall be allocable to Carlyle Seattle except to the extent that Carlyle Seattle receives distributions from First Interstate and operating losses shall be allocated to the extent of Carlyle Seattle's positive capital account balance and thereafter at 25.025%. The amended Venture Agreement provides that any distributions to Carlyle Seattle are subordinate to the joint venture partner's preferred return (as defined). It is not anticipated that any distributions will be made to Carlyle Seattle from operations subsequent to the initial sale transaction. Immediately after the execution of the amendment to the Venture Agreement, the unaffiliated venture partner conveyed its general partnership interest to its affiliate and First Interstate was recapitalized. The recapitalization involved the refinancing and replacement of the first mortgage loan. The replacement debt is payable in monthly installments of interest only at a rate of 7.88% per annum, and matures on December 1, 2001 when all unpaid principal and accrued interest becomes due. Additionally, effective December 1, 1994, the equity method of accounting has been applied with respect to Carlyle Seattle's interest in First Interstate as Carlyle Seattle's interest has decreased to less than 50% and converted to a limited partnership interest.

     The office building is managed by an affiliate of the First Interstate joint venture partner for a fee computed at 2% of base and percentage rents.

    (c)  Yerba Buena West Office Building

     In June 1992, Carlyle Yerba Buena Limited Partnership ("Yerba Buena") transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain levels. In order for the joint venture to share in future sale or refinancing proceeds, however, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, through June 1998, the joint venture has right of first opportunity to purchase the property if the lender chooses to sell. An affiliate of the Partnership's Corporate General Partner had been managing and leasing the property for the lender. In December 1994, the affiliate was replaced as manager and leasing agent for the property. As a result of the transfer of title to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain of $2,261,223 and $1,350,845 in 1992 for financial reporting and Federal income tax purposes, respectively, with no corresponding distributable proceeds.

     (d)  Carrara

     In December 1994, the Partnership redeemed its interest in Carrara Place Limited to the venture (note 7(e)).

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Carrara joint venture agreement provided that operating profits and losses of the venture were to be allocated 50% to the venture and 50% to the venture partner. Commencing July 1, 1994, operating profits or losses were allocated 100% to the Partnership. Gain arising from the sale or other disposition of the property would be allocated to the venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the venture agreement. Any additional gain would be allocated in accordance with the distribution of sales proceeds. The lease for Carrara Place Office Building's major tenant, which represented 46% of the building's leasable area and provided for rental payments that were significantly greater than current market rental rates, expired in December 1992 and the tenant vacated. The Carrara venture initiated discussions with the mortgage lender regarding a modification to the mortgage loan.

     Concurrent with the modification (note 4(b)), the Carrara venture reorganized such that the Partnership became the sole general partner of the venture, with its venture partner becoming a limited partner of the venture. In addition, the property manager (an affiliate of the unaffiliated venture partner) was replaced effective September 1993. Based upon an analysis of current and anticipated market conditions, the Partnership had decided not to commit additional funds to the Carrara Place Office Building. There had to be a significant improvement in market and property conditions in order for the value of the property to be greater than the mortgage pay off amount at any point in time, including accrued interest. Therefore, it was unlikely that any significant proceeds would be received by the Partnership from a sale of the property or that the mortgage loan could be refinanced when it became due.

     In conjunction with the modification, the venture had agreed to transfer title to the lender if the venture failed to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined).


                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)  LONG-TERM DEBT

     (a)  General

     Long-term debt consists of the following at December 31, 1994 and 1993:
                                                                           1994          1993
                                                                       -----------   -----------

9.175% (9.21% through September 30, 1994) mortgage obligation;
  secured by the Stonybrook-II apartment complex in
  Tucson, Arizona; principal and interest payable monthly
  at specified pay rates; unpaid accrued interest and the
  remaining principal balance due October 1, 1999
  (refinanced in 1994, see note 4(e)). . . . . . . . . . . . . . .     $ 4,102,600     4,152,600

8.5% second mortgage note; secured by the Stonybrook-II
  apartment complex in Tucson, Arizona; interest payable
  annually at the greater of the excess net operating
  income over the specified pay rates of the above mortgage
  obligation or $40,000; unpaid accrued interest and
  remaining principal balance due October 6, 1994
  (retired, see note 4(e)) . . . . . . . . . . . . . . . . . . . .          --           654,800

9.875% mortgage note; secured by the Carrara Place
  office building in Englewood, Colorado; payable in
  monthly installments of net cash flow until January 1,
  1998 when the remaining balance and any unpaid
  interest was payable (assumed by the venture
  in connection with the redemption, see
  notes 7(e) and 4(b)) . . . . . . . . . . . . . . . . . . . . . .          --        22,763,187

9-7/8% mortgage note; secured by the Permian Mall
  shopping center in Odessa, Texas; payable in
  monthly installments of principal and interest
  of $238,891 until June 1, 2010; balance is net
  of $4,599,213 and $4,883,701, respectively, of
  unamortized discount based upon an imputed
  interest rate of 14% . . . . . . . . . . . . . . . . . . . . . .      18,114,034    18,416,331

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                           1994          1993
                                                                       -----------   -----------
11% mortgage note, secured by the First Interstate
  Center office building in Seattle, Washington;
  payable in monthly installments of principal and
 interest of $922,425 until December 15, 1995
  at which time the remaining principal balance
  of $96,275,082 will be payable (see note 3(b) and
  7(d)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        97,493,927

Mortgage note; secured by the National City Center
  office building in Cleveland, Ohio; payable in
  monthly installments of principal and interest
  (at 9-5/8% per annum increasing to 11-7/8% per
  annum on January 1, 1994) of $545,164 and $634,221,
  respectively, until April 8, 1994 when the
  outstanding principal balance of $55,958,054
  was refinanced.  The refinanced mortgage is payable
  in monthly installments of principal and interest
  (at 8.5% per annum) of $486,767 until April 10, 2001
  when the remaining principal balance is due,
  balance is net of $570,301 of unamortized
  discount in 1993 based upon an imputed interest
  of 12% through refinancing date (accounted
  for on the equity method as of the sale
  transaction, see note 4(d)). . . . . . . . . . . . . . . . . . .      57,518,462    57,721,107
                                                                       -----------  ------------

           Total debt. . . . . . . . . . . . . . . . . . . . . . .      79,735,096   201,201,952
           Less current portion of long-term debt
             (note 4(b)) . . . . . . . . . . . . . . . . . . . . .       1,683,440     6,489,518
                                                                       -----------  ------------

           Total long-term debt. . . . . . . . . . . . . . . . . .     $78,051,656   194,712,434
                                                                       ===========  ============


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Included in the above total long-term debt is $2,055,549 at December 31, 1993 which represents mortgage interest accrued but not currently payable pursuant to the terms of the notes (as modified).

     Five year maturities of long-term debt (exclusive of amortization of discount) are as follows:

              1995 . . . . . . . . . .  $1,683,440
              1996 . . . . . . . . . .   1,843,475
              1997 . . . . . . . . . .   2,018,223
              1998 . . . . . . . . . .   2,204,089
              1999 . . . . . . . . . .   6,285,213
                                        ==========

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

     Effective January 1, 1993, the mortgage note secured by the Carrara Place Office Building was modified. Under the modification, the maturity date was extended from June 30, 1994 until January 1, 1998. Interest continued to accrue at 9.875% from January 1, 1993 until maturity. Effective January 1, 1993, the net cash flow of the property (after the required minimum interest payments of $8,333 monthly or $100,000 annually), subject to certain reserves including a $350,000 operating reserve to fund deficits, was to be paid to the lender and applied toward the payment of accrued and unpaid interest, current interest and principal balance of the loan, respectively. Any capital costs, including re-leasing costs, were to be funded by the lender, (subject to their approval) and added to the principal balance of the loan.

     In conjunction with the modification, the venture had agreed to transfer title to the lender if the venture failed to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined) (note 7(e)).
            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  Sierra Pines and Crossings Apartments

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

     (d)  National City Center Office Building

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building increased from 9-5/8% to 11-7/8% until the scheduled maturity of the loan in December 1995. Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loan will be amortized over 22 years with a balloon payment due on April 10, 2001. Carlyle/National City paid a refundable loan commitment fee of $1,163,524 in 1993 in conjunction with the refinancing. The fee was applied to accrued interest and the prepayment penalty of $580,586 based on the outstanding mortgage balance at the time of refinancing, with the balance of $238,215 refunded to Carlyle/National City in 1994. In addition, the lender required an escrow account of $612,000 to be established at the inception of the refinancing for future tenant improvements costs at the property. The escrowed funds are to be released to the venture upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the Baker & Hostetler lease (as discussed above). The Venture is required to escrow approximately $313,000 per year in 1994 through 1996 and approximately $236,000 per year in 1997 and 1998. The Partnership's share of extraordinary loss on extinguishment of debt ($1,000,547) consisting of the prepayment penalty, the unamortized loan discount and unamortized loan fees at the time of refinancing is recorded in the accompanying consolidated financial statements.

     (e)  Stonybrook Apartments

     The mortgages on Stonybrook Apartments II matured October 1, 1994 (Stonybrook Apartments I is not subject to a mortgage loan) with an outstanding balance of approximately $4,807,000 at September 30, 1994. The Partnership refinanced the $4,152,600 first mortgage loan and extended the maturity date to October 1, 1999 at an interest rate of 9.175% per annum. The loan requires monthly interest and principal payments of approximately

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


$35,000 with a balloon payment due at maturity. The Partnership remitted a $40,000 principal payment to the lender, reducing the amount refinanced to $4,112,600. Concurrently, the Partnership paid in full the second mortgage note secured by the property in the amount of $654,800. Accrued and unpaid interest in the amount of $325,485 was forgiven by the lender and is reflected as an extraordinary item in the accompanying consolidated financial statements.


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

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash receipts" of the Partnership will be allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). Distributions of "sale proceeds" and "financing proceeds" are to be allocated 99% to the Limited Partners and 1% to the General Partners until receipt by the Limited Partners of their initial contributed capital plus a stipulated return thereon. Thereafter, distributions of "sale proceeds" and "financing proceeds" are to be allocated to the General Partners until the General Partners have received an amount equal to 3% of the gross sales prices of any properties sold, then the balance 85% to the Limited Partners and 15% to the General Partners.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)  MANAGEMENT AGREEMENTS

     The Partnership has entered into agreements with sellers or affiliates of the sellers for the operation and management of several properties.
Such agreements provided that, during the term of these agreements, the managers paid all expenses of the properties and retained the excess, if any, of cash revenues from operations over costs and expenses, as defined, as a management fee. Upon termination of the agreements, an affiliate of the General Partners assumed management under agreements providing for management fees calculated at a percentage of the gross income from the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager is acting as the property manager of the National City Center Office Building and Stonybrook Apartments.


(7)  SALE OF INVESTMENT PROPERTIES

     (a)  Arbor Town Apartments-I and Arbor Town Apartments-II

     During November 1984, the Partnership concurrently sold the land and related improvements of the Arbor Town Apartments-I and Arbor Town Apartments-II located in Arlington, Texas for $15,500,000, consisting of $3,100,000 in cash and $12,400,000 of wrap-around notes receivable. The purchase wrap-around notes were subject to existing mortgage notes.

     The sale was accounted for by the installment method whereby the gain on sale of $2,724,491 (net of discount on the notes receivable of $890,413) was recognized as collections of principal were received. Beginning with 1987, the Partnership adopted the cost recovery method. No profit was recognized by the Partnership in 1992 and 1991.

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

     During the first quarter of 1992, the Partnership was advised by the buyer (in which the Corporate General Partner has an interest) that it had initiated discussions directly with the first mortgage lender regarding a modification to the first mortgage note. The buyer is currently making reduced payments to the first mortgage lender and had discontinued making payments to the Partnership as of March 1992. Due to uncertainty regarding the value of the underlying collateral, the Partnership reserved for the entire outstanding principal balance and accrued interest ($3,720,000) on the note receivable as of December 31, 1994 and 1993 in the accompanying consolidated financial statements. In addition, the entire outstanding principal balance and accrued interest was written off for Federal income tax purposes in 1992.

     (c)  Sierra Pines and Crossing Apartments

     On July 29, 1993, the Partnership sold the land, buildings, related improvements and personal property of the Sierra Pines and Crossing Apartments located in Houston, Texas. The purchaser is not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale prices of the land, buildings, related improvements and personal property for Sierra Pines and Crossing Apartments were $4,880,000 and $9,535,000, respectively. A portion of the cash proceeds was utilized to retire the first mortgage notes with outstanding balances of $4,380,000 and $7,600,000, respectively, secured by the properties. The Partnership paid additional interest of $1,230,923 in the aggregate in connection with the retirement of the mortgage notes. The Partnership received in connection with these sales, after additional interest and normal costs of sale, a net amount of cash of approximately $950,000 (including $288,000 in advisory fees) in the aggregate. As a result of these sales, the Partnership recognized gains for financial reporting purposes in 1993 of $44,030 and $2,526,916, respectively, and recognized a gain for Federal income tax purposes in 1993 of $1,510,727 and $6,164,118, respectively.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (d)  First Interstate

     In May 1994, Carlyle Seattle executed an agreement which issued an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid, $5,000,000 cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in the First Interstate. Additionally, the unaffiliated venture partner loaned $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) and is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price paid at the initial closing and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At December 31, 1994, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. See note 3(b) for a discussion of the restructuring of the First Interstate joint venture. The Partnership's share of proceeds from this transaction was approximately $29,522,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share is $25,210,324) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share is $61,224,798) for Federal income tax purposes in 1994.

     (e)  Carrara

     In December 1994, the Partnership redeemed its interest in Carrara Place Limited for $750,000 in cash at closing. As a result of the redemption, the Partnership recognized a gain of $5,404,577 for financial reporting purposes and $12,141,105 for Federal income tax purposes in 1994.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1994 the Partnership and its consolidated ventures' principal assets are one apartment complex, one enclosed shopping mall and two office buildings. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful life.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Leases with commercial tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector. Apartment complex leases in effect at December 31, 1994 are generally for a term of one year or less and provide for annual rents of approximately $1,956,000.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1994:

               Shopping mall:
                 Cost. . . . . . . . . . . .  $ 24,767,200
                 Accumulated depreciation. .    (8,401,619)
                                              ------------
                                                16,365,581
                                              ------------
               Office buildings:
                 Cost. . . . . . . . . . . .    89,472,492
                 Accumulated depreciation. .   (27,206,294)
                                              ------------
                                                62,266,198
                                              ------------
               Apartment complex:
                 Cost. . . . . . . . . . . .     8,060,815
                 Accumulated depreciation. .    (3,738,289)
                                              ------------
                                                 4,322,526
                                              ------------
                    Total. . . . . . . . . .  $ 82,954,305
                                              ============

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

              1995 . . . . . . . . . . .  $ 13,645,829
              1996 . . . . . . . . . . .    11,609,375
              1997 . . . . . . . . . . .    10,791,221
              1998 . . . . . . . . . . .    10,356,002
              1999 . . . . . . . . . . .    10,193,636
              Thereafter . . . . . . . .    54,675,218
                                          ------------
                  Total. . . . . . . . .  $111,271,281
                                          ============

     (b)  As Property Lessee

     First Interstate owned a net leasehold interest (which was scheduled to expire in 2052) in the land underlying the Seattle, Washington office building, subject to a 20-year extension. The lease provided for an annual rent of $670,000 and has been determined to be an operating lease (note 7(d)).

     Concurrent with the sale transaction, an affiliate of the new general partner in First Interstate purchased the land underlying the office building and terminated the related ground lease.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992 are as follows:

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


                                                                                      UNPAID AT
                                                                                     DECEMBER 31,
                                            1994            1993          1992          1994
                                         ----------       --------      --------   --------------

Insurance commissions. . . . . . . .     $   39,097         50,000        50,000            --
Property management and
  leasing fees . . . . . . . . . . .      1,251,080      1,055,773     1,094,265         660,703
Management fees to
  Corporate General Partner. . . . .         17,185          --           16,667          33,334
Reimbursement (at cost) for
  administrative and
  accounting services. . . . . . . .        147,626         29,180       102,783            --
Reimbursement (at cost) for
  legal services . . . . . . . . . .         11,473         11,247        14,516            --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . . .          3,017         18,634        16,639           1,833
Reimbursement (at cost) for
  out-of-pocket salary and
  salary related expenses
  relating to on-site and
  other costs for the
  Partnership and its
  investment properties. . . . . . .         82,020        201,153       227,735            --
                                         ----------      ---------     ---------         -------

                                         $1,551,498      1,365,987     1,522,605         695,870
                                         ==========      =========     =========         =======

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The General Partners and their affiliates had deferred through June 30, 1988 payment of certain property management and leasing fees. In addition, the Partnership deferred the General Partners' cash distribution and management fee of $19,666 and $33,334, respectively, for the third and fourth quarters of 1991. In December 1994 the Partnership paid deferred property management and leasing fees, cash distributions and management fees of $3,798,155, $19,666 and $33,334, respectively.


(10)  SUBSEQUENT EVENT - Distributions

     In February 1995, the Partnership paid a sales distribution of $23,200,725 ($145 per Interest) to the Limited Partners and $234,351 to the General Partners.

                                                                                   SCHEDULE III
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994



                                                         COSTS
                                                      CAPITALIZED
                               INITIAL COST TO       SUBSEQUENT TO    GROSS AMOUNT AT WHICH CARRIED
                               PARTNERSHIP (A)      TO ACQUISITION        AT CLOSE OF PERIOD (B)
                          ------------------------------------------------------------------------------
                            LAND AND     BUILDINGS                  LAND AND   BUILDINGS
                            LEASEHOLD      AND       BUILDINGS AND LEASEHOLD      AND
               ENCUMBRANCE  INTERESTS   IMPROVEMENTS IMPROVEMENTS  INTERESTS  IMPROVEMENTS    TOTAL (C)
              ------------ -----------  ------------ ------------- ---------- ------------  -----------

APARTMENT
 BUILDING:
  Tucson,
   Arizona . . $ 4,102,600   1,331,500     7,885,152     (941,032)  1,116,695    6,944,120    8,060,815
OFFICE
 BUILDINGS:
  Cleveland,
   Ohio. . . .  57,518,462  13,500,000    69,078,344    6,894,148  13,500,000   75,972,492   89,472,492
SHOPPING MALL:
 Odessa, Texas  18,114,034   2,555,000    20,145,739    2,066,461   2,555,000   22,212,200   24,767,200
               -----------  ----------    ----------   ----------  ----------  -----------  -----------

    Total. . . $79,735,096  17,386,500    97,109,235    8,019,577  17,171,695  105,128,812  122,300,507
               ===========  ==========    ==========   ==========  ==========  ===========  ===========

                                                                       SCHEDULE III - CONTINUED
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994

                                                                         LIFE ON WHICH
                                                                         DEPRECIATION
                                                                          IN LATEST
                                                                         STATEMENT OF          1994
                       ACCUMULATED             DATE OF        DATE        OPERATIONS       REAL ESTATE
                      DEPRECIATION(D)       CONSTRUCTION    ACQUIRED     IS COMPUTED          TAXES
                     ----------------       ------------   ----------  ---------------     -----------
APARTMENT BUILDINGS:
 Tucson, Arizona . . .    $ 3,738,289           1983          10/1/82       5-30 years         133,145
OFFICE BUILDINGS:
 Cleveland, Ohio . . .     27,206,294           1980          7/27/83       5-30 years         785,327
SHOPPING MALL:
 Odessa, Texas . . . .      8,401,619           1979         12/28/82       5-30 years         742,084
                          -----------                                                        ---------

    Total. . . . . . .    $39,346,202                                                        1,660,556
                          ===========                                                        =========


                                                                       SCHEDULE III - CONTINUED
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994

-----------------
     (A)  The cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is
$163,404,942.
     (C)  Reconciliation of real estate owned:

                                                          1994            1993             1992
                                                      ------------    ------------     -----------
      Balance at beginning of period . . . . . . .    $253,999,834     287,739,781     288,108,329
      Additions during period. . . . . . . . . . .       3,274,218       3,097,755       2,635,297
      Provision for value impairment . . . . . . .           --              --         (2,682,822)
      Reductions during period . . . . . . . . . .    (134,973,545)    (36,837,702)       (321,023)
                                                      ------------     -----------     -----------

      Balance at end of period . . . . . . . . . .    $122,300,507     253,999,834     287,739,781
                                                      ============     ===========     ===========

(D)   Reconciliation of accumulated depreciation:
      Balance at beginning of period . . . . . . .    $ 82,546,206      88,213,016      78,935,479
      Depreciation expense . . . . . . . . . . . .       7,779,552       9,144,746       9,598,560
      Reduction in accumulated depreciation. . . .     (50,979,556)    (14,811,556)       (321,023)
                                                      ------------     -----------     -----------

      Balance at end of period . . . . . . . . . .    $ 39,346,202      82,546,206      88,213,016
                                                      ============     ===========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1994 and 1993.



                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XII, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Corporate General Partner are as follows:

                                                     SERVED IN
    NAME                  OFFICE                     OFFICE SINCE
    ----                  ------                     ------------

    Judd D. Malkin       Chairman                       5/03/71
                         Director                       5/03/71
    Neil G. Bluhm        President                      5/03/71
                         Director                       5/03/71
    Burton E. Glazov     Director                       7/01/71
    Stuart C. Nathan     Executive Vice President       5/08/79
                         Director                       3/14/73
    A. Lee Sacks         Director                       5/09/88
    John G. Schreiber    Director                       3/14/73

                                                     SERVED IN
    NAME                  OFFICE                     OFFICE SINCE
    ----                  ------                     ------------

    H. Rigel Barber      Chief Executive Officer and    8/01/93
                         Executive Vice President       1/02/87
    Glenn E. Emig        Executive Vice President       1/01/93
                         Chief Operating Officer        1/01/95
    Jeffrey R. Rosenthal Managing Director-Corporate    4/22/91
                         Chief Financial Officer        8/01/93
    Douglas H. Cameron   Executive Vice President       1/01/95
    Gary Nickele         Executive Vice President       1/01/92
                         General Counsel                2/27/84
    Ira J. Schulman      Executive Vice President       6/01/88
    Gailen J. Hull       Senior Vice President          6/01/88
    Howard Kogen         Senior Vice President          1/02/86
                         Treasurer                      1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

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

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and is a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993. Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas H. Cameron (age 45) is Executive Vice President of JMB. Mr. Cameron has been associated with JMB since April, 1977. Prior to joining JMB, Mr. Cameron was Managing Director of Capital Markets-Property Sales from June, 1990. He holds a Masters degree in Business Administration from the University of Southern California.

     Gary Nickele (age 42) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described in Notes 5 and 9. The Partnership deferred the General Partner's cash distribution and deferred management fees related to the third and fourth quarters of 1991. In December 1994, the Partnership paid the General Partner the previously deferred cash distribution and management fees. The General Partners received a share of the Partnership's long-term capital gain for tax purposes aggregating $5,250,527 in 1994. In addition, the General Partners received a share of the Partnership's operating losses aggregating $539,886. Such losses may benefit the General Partners to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Properties Company, an affiliate of the Corporate General Partner, provided property management services to the Partnership for all or part of 1994 for the Stonybrook Apartments - I & II in Tucson, Arizona, the Permian Mall in Odessa, Texas and National City Center Office Building in Cleveland, Ohio at fees calculated at a percentage of gross income from the properties. In 1994, such affiliate earned property management fees amounting to $1,251,080 for such services, all of which were paid as of December 31, 1994. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than specified in the Prospectus), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1994 aggregating approximately $39,097, all of which were paid in 1994 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $85,037, of which $1,833 was unpaid as of December 31, 1994.

     Additionally, the General Partners may be reimbursed for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1994, such costs were $159,099. The General Partners earned no disbursement agent fees in 1993.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner and its officers and directors own the following Interests of the
Partnership:

                                 NAME OF                            AMOUNT AND NATURE
                                 BENEFICIAL                         OF BENEFICIAL      PERCENT
TITLE OF CLASS                   OWNER                              OWNERSHIP          OF CLASS
--------------                   ----------                         -----------------  --------

Limited Partnership Interests    JMB Realty Corporation             100 Interests      Less than 1%
                                                                       directly

Limited Partnership Interests    Corporate General Partner          100 Interests      Less than 1%
                                 and its officers and                  directly
                                 directors as a group
---------------

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General
Partners, the executive officers and directors of the Corporate General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC").  Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file.  Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.

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

                  10-E.Non-Merger Quit Claim Deeds relating to the Partnership's disposition of the Summerfield/ Oakridge Apartments in Aurora, Colorado, dated January 7, 1991 are hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12433) dated March 19, 1993.

                  21.  List of Subsidiaries.

                  24.  Powers of Attorney.

                  27.  Financial Data Schedule.

                  99.1.The Partnership's Report on Form 8-K (File No. 0-
                       12433) describing the sale transaction of First Interstate Center dated December 14, 1994 is filed herewith.

                  99.2.The Partnership's Report on Form 8-K (File No. 0-
                       12433) describing the sale of the Partnership's interest in Carrara Place Limited dated December 22, 1994 is filed herewith.

             ___________

                  Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

(b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

        (i) The Partnership's report on Form 8-K dated December 14, 1994 for December 1, 1994 (describing the sale transaction of First Interstate) was filed.

        (ii) The Partnership's report on Form 8-K dated December 22, 1994 for December 8, 1994 (describing the sale of the Partnership's interest in Carrara Place Limited) was filed.

     No annual report for the year 1994 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and Director
                Date:   March 27, 1995

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 27, 1995

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 27, 1995

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 27, 1995

                        JEFFREY R. ROSENTHAL*
                By:     Jeffrey R. Rosenthal, Chief Financial Officer
                        Principal Financial Officer
                Date:   March 27, 1995


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 27, 1995

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 27, 1995

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Executive Vice President
                        and Director
                Date:   March 27, 1995


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 27, 1995

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

10-B.      Acquisition documents related to
           National City Center Office Building  Yes

10-C.      Bargain and Sale Deed related to
           Timberline Apartments                 Yes

10-D.      Sale documents related to
           the Meadows Southwest Apartments      Yes

10-E.      Non-Merger Quit Claim Deeds related to
           the Summerfield/Oakridge Apartments   Yes

21.        List of Subsidiaries                  No

24.        Powers of Attorney                    No

27.        Financial Data Schedule               No

99.1.      Form 8-K for First Interstate Center  No

99.2.      Form 8-K for Carrara Place
           Office Building                       No