Form 10-Q
period 1995-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1995-05-15
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended March 31, 1995          Commission file number 0-12433




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

                                                 CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  2,046,932       30,504,207
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .         10,124,971        1,944,746
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,179,221        1,255,777
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             40,470          102,740
  Escrow deposits (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,597,408        2,403,305
                                                                                         ------------     ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         14,989,002       36,210,775
                                                                                         ------------     ------------
Investment properties, at cost:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . .         17,171,695       17,171,695
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        105,133,916      105,128,812
                                                                                         ------------     ------------
                                                                                          122,305,611      122,300,507
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .        (40,206,296)     (39,346,202)
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .         82,099,315       82,954,305
                                                                                         ------------     ------------
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            455,421          471,479
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . .          5,467,081        5,376,969
                                                                                         ------------     ------------

                                                                                         $103,010,819      125,013,528
                                                                                         ============     ============
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED
                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,856,339            --
  Current portion of long-term debt (notes 3 and 6). . . . . . . . . . . . . . . .          1,720,891        1,683,440
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            527,351          509,302
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . . . . . . . .            224,369          224,203
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            719,917          378,976
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,508,245        2,337,868
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .            992,451          533,509
                                                                                         ------------     ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          7,549,563        5,667,298

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,506           22,734
Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,000,000       15,000,000
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .         77,683,140       78,051,656
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3 and 4)

       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,252,209       98,741,688
Venture partners' equity in ventures . . . . . . . . . . . . . . . . . . . . . . .            484,039          479,813
Deferred gain on sale of investment property . . . . . . . . . . . . . . . . . . .          5,000,000        5,000,000
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,193,731)      (8,190,436)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (818,228)        (583,877)
                                                                                         ------------     ------------
                                                                                           (9,010,959)      (8,773,313)
                                                                                         ------------     ------------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        141,003,683      141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (91,469,612)     (91,390,527)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (43,248,541)     (20,047,816)
                                                                                         ------------     ------------
                                                                                            6,285,530       29,565,340
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .         (2,725,429)      20,792,027
                                                                                         ------------     ------------
                                                                                         $103,010,819      125,013,528
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  5,793,605        10,899,418
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         353,340            58,675
                                                                                           -----------       -----------
                                                                                             6,146,945        10,958,093
                                                                                           -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,286,043         6,012,478
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         860,094         2,192,578
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,945,614         4,635,922
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         116,110           139,510
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          16,058           306,745
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          91,292            41,386
                                                                                           -----------       -----------
                                                                                             6,315,211        13,328,619
                                                                                           -----------       -----------
       Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (168,266)       (2,370,526)

Venture partners' share of
  ventures' operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          85,886           820,803
                                                                                           -----------       -----------
       Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (82,380)       (1,549,723)
                                                                                           ===========       ===========
       Net loss per limited
         partnership interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      (.49)            (9.30)
                                                                                           ===========       ===========
       Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    145.00             --
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (82,380)       (1,549,723)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         860,094         2,192,578
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          16,058           306,745
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . .          73,520           400,976
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . .         (85,886)         (820,803)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .          76,556           316,906
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62,270            85,960
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         884,080            25,667
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              (61,361)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,049          (330,485)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             166           (39,147)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         340,941           493,778
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (829,623)         (482,792)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,228)           56,218
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         458,942           (52,411)
                                                                                          ------------       -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .       1,789,559           542,106
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,180,225)          934,633
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .          (5,104)         (585,112)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              (10,097)
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (78,183)            --
                                                                                          ------------       -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . .      (8,263,512)          339,424
                                                                                          ------------       -----------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,856,339             --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (404,585)         (403,449)
  Proceeds of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               33,448
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .     (23,200,725)           63,634
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .        (234,351)         (133,500)
                                                                                          ------------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .     (21,983,322)         (439,867)
                                                                                          ------------       -----------
        Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . .     (28,457,275)          441,663

        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . .      30,504,207         2,789,530
                                                                                          ------------       -----------

        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $  2,046,932         3,231,193
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  1,945,102         5,117,724
                                                                                          ============       ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .    $     --                 --
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995 AND 1994

                                    (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures Carlyle Seattle Associates ("Carlyle Seattle"), Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate") (note 4(b)), Carrara Place Limited ("Carrara") (note 4(c)) and Carlyle/National City Associates ("Carlyle/National City"). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in First Interstate, effective December 1, 1994, due to the sale of 49.95% of Carlyle Seattle's interest (note 4(b)). Accordingly, the accompanying consolidated financial statements do not include the accounts of entities accounted for under the equity method.

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

                                    1995                        1994
                         -----------------------     ------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------
Net loss . . . . . . .     $82,380     1,041,654      1,549,723    3,143,513
Net loss per
 limited
 partnership
 interest. . . . . . .     $   .49          6.31           9.30        18.29
                           =======    ==========     ==========   ==========

     The net loss per limited partnership interest ("Interest") is based upon the limited partnership interests outstanding at the end of each period (160,005). Deficit capital balances will result, throughout the duration of the Partnership, in net gain for financial reporting and income tax purposes.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronounce-ment. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and certificates of deposit at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,165,702 and $30,086,428 held at March 31, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership currently is a party to three operating joint venture agreements. In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, (through the joint venture,) is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     One of the ventures' properties produced net cash receipts during the three months ended March 31, 1995 and 1994. In general, operating profits and losses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated in accordance with the partners' respective economic interests. The Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.

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

     (c)  Carrara

     In December 1994, the Partnership redeemed its interest in Carrara Place Limited to the venture (note 4).

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


(3)  LONG-TERM DEBT

     (a)  General

     All investment properties are pledged as security for long-term debt which matures at various dates commencing October, 1999. Upon loan maturity, should the Partnership not seek or be unable to secure new or additional modifications or extensions to the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. Such decisions would be made on a property-by-property basis.

     (a)  National City Center Office Building

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building increased from 9-5/8% to 11-7/8% until the scheduled maturity of the loan in December 1995. Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loan will be amortized over 22 years with a balloon payment due on April 10, 2001. Carlyle/National City paid a refundable loan commitment fee of $1,163,524 in 1993 in conjunction with the refinancing. The fee was applied to accrued interest and the prepayment penalty of $580,586 based on the outstanding mortgage balance at the time of refinancing, with the balance of $238,215 refunded to Carlyle/National City in 1994. In addition, the lender required an escrow account of $612,000 to be established at the inception of the refinancing for future tenant improvements costs at the property. The escrowed funds are to be released to the venture upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the Baker & Hostetler lease (as discussed above). The Venture is required to escrow approximately $313,000 per year in 1994 through 1996 and approximately $236,000 per year in 1997 and 1998. The Partnership's share of extraordinary loss on extinguishment of debt ($1,000,547) consisted of the prepayment penalty, the unamortized loan discount and unamortized loan fees at the time of refinancing was recorded in 1994.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  Stonybrook Apartments

     The mortgages on Stonybrook Apartments II matured October 1, 1994 (Stonybrook Apartments I is not subject to a mortgage loan) with an outstanding balance of approximately $4,807,000 at September 30, 1994. The Partnership refinanced the $4,152,600 first mortgage loan and extended the maturity date to October 1, 1999 at an interest rate of 9.175% per annum. The loan requires monthly interest and principal payments of approximately $35,000 with a balloon payment due at maturity. The Partnership remitted a $40,000 principal payment to the lender, reducing the amount refinanced to $4,112,600. Concurrently, the Partnership paid in full the second mortgage note secured by the property in the amount of $654,800. Accrued and unpaid interest in the amount of $325,485 was forgiven by the lender and is reflected as an extraordinary item in 1994.


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

     During the first quarter of 1992, the Partnership was advised by the buyer (in which the Corporate General Partner has an interest) that it had initiated discussions directly with the first mortgage lender regarding a modification to the first mortgage note. The buyer was making reduced payments to the first mortgage lender and had discontinued making payments to the Partnership as of March 1992. Due to uncertainty regarding the value of the underlying collateral, the Partnership reserved for the entire outstanding principal balance and accrued interest ($3,720,000) on the note receivable as of December 31, 1994. In addition, the entire outstanding principal balance and accrued interest was written off for Federal income tax purposes in 1992. Recently, the Partnership granted a deed of reconveyance to the buyer for $10,000 and the Partnership has no further interest in the property.

     (b)  First Interstate

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

     (c)  Carrara

     In December 1994, the Partnership redeemed its interest in Carrara Place Limited for $750,000 in cash at closing. As a result of the redemption, the Partnership recognized a gain of $5,404,577 for financial reporting purposes and $12,141,105 for Federal income tax purposes in 1994.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     March 31,
                                         1995           1994           1995
                                       --------        ------      -------------
Property management
 and leasing fees. . . . . . . . .     $286,285       196,309          51,004
Insurance commissions. . . . . . .       (1,070)           47             --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . . . . . .       18,112         1,304           1,999
                                       --------       -------         -------
                                       $305,467       197,660          53,003
                                       ========       =======         =======

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership properties. For the three months ended March 31, 1995, such costs aggregated $28,930, all of which were paid by March 31, 1995.

     In February 1995, the Partnership paid a sales distribution of $23,200,725 ($145 per Interest) to the Limited Partners and $234,351 to the General Partners.

     Effective January 1, 1994, certain officers and directors of the Managing General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the three months ended March 31, 1995 were $100,648.


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,047,000. The bank overdrafts of $1,856,339 were repaid in April 1995. Such remaining funds and short-term investments of approximately $10,125,000 are available for capital improvements, future distributions to partners, and for working capital requirements, including capital improvements and leasing costs currently being incurred at the National City Center Office Building. Certain of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower occupancies and/or reduced rent levels. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. The Partnership has taken steps to preserve its working capital by deciding to suspend distributions from operations to the Limited and General Partners effective as of the first quarter of 1992. In February 1995, the Partnership paid a sales distribution of $23,200,725 ($145 per Interest) to the Limited Partners and $234,351 to the General Partners related to the sale of the Partnership's interest in the First Interstate Center (Note 4).

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

     STONYBROOK APARTMENTS

     The mortgages on Stonybrook Apartments II matured October 1, 1994 (Stonybrook Apartments I is not subject to a mortgage loan) with an outstanding balance of approximately $4,807,000 at September 30, 1994. The Partnership refinanced the $4,152,600 first mortgage loan which has been extended to October 1, 1999 at an interest rate of 9.175% per annum. The loan requires monthly interest and principal payments of approximately $35,000 with a balloon payment due at maturity. The Partnership remitted a $40,000 principal payment to the lender, reducing the amount refinanced to $4,112,600. Concurrently, the Partnership paid in full the second mortgage note secured by the property in the amount of $654,800. Accrued and unpaid interest in the amount of $325,485 was forgiven by the lender and is included in extraordinary refinancing loss, net of gain in the accompanying consolidated financial statements. The Partnership is currently marketing both phases of the property for sale.

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

     CARLYLE SEATTLE

     In May 1994, Carlyle Seattle executed an agreement which issued an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing) Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 in cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) which is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At March 31, 1995, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle is the sole limited partner and the unaffiliated venture partner is the sole general partner. The Partnership's share of proceeds from this transaction was approximately $29,522,000 and its share of gain on sale and restructuring was approximately $25,210,000 in 1994.

     PERMIAN MALL

     The property produced cash flow from operations in 1994, however, significant funds will be required in the near future for major roof and parking lot repairs. In 1995, 15% of the tenant leases are scheduled to expire for which the Partnership is currently seeking renewal of existing leases or replacement tenants. In anticipation of the necessary major repairs and potential re-leasing costs, the Partnership has initiated discussions with the mortgage lender regarding a modification to the loan. There can be no assurance that such modification will be obtained. If the Partnership is unable to secure such modification based upon current and expected future market conditions, the Partnership would likely decide not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in such property and result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio.

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     As previously reported, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Although we expect to distribute sale proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents as of March 31, 1995 as compared to December 31, 1994 is primarily due to the payment $23,200,725 of sales distributions in February 1995. Additionally, the decrease in cash and cash equivalents and the increase in short-term investments at March 31, 1995 as compared to December 31, 1994 is primarily due to the majority of the Partnership's investments in U.S. Government obligations classified as short-term investments at March 31, 1995 rather than as cash equivalents. Reference is made to Note 1.

     The decrease in escrow deposits as of March 31, 1995 as compared to December 31, 1994 is primarily due to payment of real estate taxes and the lender's refund to the Partnership of excess funding of the real estate tax escrow deposits for National City Center Office Building.

     The increase in accrued interest for the three months ended March 31, 1995 as compared to the three months ended December 31, 1994 is primarily due to the sale and related financing of Carlyle Seattle's remaining interest in First Interstate.

     The increase in other liabilities as of March 31, 1995 as compared to December 31, 1994 is primarily due to increased unearned rents at National City Center (approximately $263,000) and Permian Mall (approximately $118,000).

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the redemption of the Partnership's interest in Carrara Place Limited and the partial sale and restructuring of Carlyle Seattle's interest in First Interstate both in December 1994.

     The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the temporary investment of First Interstate Center sales proceeds prior to the sale distribution as discussed above.

     The decrease in venture partners' share of venture operations interest for the three months ended March 31, 1995 as compared to the three months ended March 3, 1994 is primarily due to the redemption of the Partnership's interest in Carrara Place Limited and the partial sale and restructuring of Carlyle Seattle's interest in First Interstate both in December 1994 as discussed above.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
 1. Carrara Place
     Office Building
     Englewood, Colorado . . . . .         49%         80%         88%         N/A      N/A
 2. Stonybrook Apartments
      I & II
      Tucson, Arizona. . . . . . .         96%         83%         95%         96%      94%
 3. Permian Mall
     Odessa, Texas . . . . . . . .         91%         91%         91%         92%      91%
 4. First Interstate Center
     Seattle, Washington . . . . .         97%         99%         97%         97%      97%
 5. National City Center
     Office Building
     Cleveland, Ohio . . . . . . .         94%         94%         94%         94%      97%

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

         4-C.   Amended and Restated Promissory Note, dated April 30, 1994, between Carlyle/National City Associates and New York Life Insurance Company relating to the National City Center Office Building is hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-12433) dated May 11, 1994.

         4-D.   Bondowner, Borrower, Remarketing Agent, Issuer and Trustee
Waiver, Appointment of and Acceptance by Successor Remarketing Agent, Bondowner Election to Retain Bonds and Notice of Remarketing Rate, dated October 1, 1994 relating to the refinancing of the first mortgage note relating to the Stonybrook Apartments II is hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12433) dated March 27, 1995.

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

         10-G. Letter Regarding Sale/Option and Partnership Amendment, dated May 15, 1994, between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the First Interstate Center in Seattle, Washington is hereby incorporated herein by reference to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-12433) dated August 12, 1994.

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  May 11, 1995