Form 10-Q
period 1995-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1995-08-14
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended June 30, 1995          Commission file number 0-12433




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     17




PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     21

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     22

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------
                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  1,850,368       30,504,207
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          8,745,637        1,944,746
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,238,570        1,255,777
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6,611          102,740
  Escrow deposits (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,091,583        2,403,305
                                                                                         ------------     ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         13,932,769       36,210,775
                                                                                         ------------     ------------
Investment properties, at cost:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . .         17,171,695       17,171,695
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        105,260,044      105,128,812
                                                                                         ------------     ------------
                                                                                          122,431,739      122,300,507
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .        (41,066,388)     (39,346,202)
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .         81,365,351       82,954,305
                                                                                         ------------     ------------
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            439,363          471,479
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . .          5,557,195        5,376,969
                                                                                         ------------     ------------

                                                                                         $101,294,678      125,013,528
                                                                                         ============     ============
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED
                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                            JUNE 30,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt (notes 3 and 6). . . . . . . . . . . . . . . .       $  1,759,201        1,683,440
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            474,681          509,302
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . . . . . . . .            208,624          224,203
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,052,178          378,976
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,119,708        2,337,868
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .            855,196          533,509
                                                                                         ------------     ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          6,469,588        5,667,298

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,025           22,734
Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,000,000       15,000,000
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .         77,303,170       78,051,656
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3 and 4)

       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         98,786,783       98,741,688
Venture partners' equity in ventures . . . . . . . . . . . . . . . . . . . . . . .            484,982          479,813
Deferred gain on sale of investment property . . . . . . . . . . . . . . . . . . .          5,000,000        5,000,000
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,203,798)      (8,190,436)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (818,228)        (583,877)
                                                                                         ------------     ------------
                                                                                           (9,021,026)      (8,773,313)
                                                                                         ------------     ------------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        141,003,683      141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (91,711,203)     (91,390,527)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (43,248,541)     (20,047,816)
                                                                                         ------------     ------------
                                                                                            6,043,939       29,565,340
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .         (2,977,087)      20,792,027
                                                                                         ------------     ------------
                                                                                         $101,294,678      125,013,528
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 5,604,633      11,100,450      11,398,238       21,999,868
  Interest income. . . . . . . . . . . . . . . . . . . .        213,953          69,177         567,293          127,852
                                                            -----------      ----------     -----------       ----------
                                                              5,818,586      11,169,627      11,965,531       22,127,720
                                                            -----------      ----------     -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      2,270,990       5,296,376       4,557,033       11,308,854
  Depreciation . . . . . . . . . . . . . . . . . . . . .        860,092       2,192,588       1,720,186        4,385,166
  Property operating expenses. . . . . . . . . . . . . .      2,809,535       4,991,963       5,755,149        9,627,885
  Professional services. . . . . . . . . . . . . . . . .         71,285          98,140         187,395          237,650
  Amortization of deferred expenses. . . . . . . . . . .         16,059         298,524          32,117          605,269
  General and administrative . . . . . . . . . . . . . .        131,454          12,641         222,746           54,027
                                                            -----------      ----------     -----------       ----------
                                                              6,159,415      12,890,232      12,474,626       26,218,851
                                                            -----------      ----------     -----------       ----------
       Operating loss. . . . . . . . . . . . . . . . . .       (340,829)     (1,720,605)       (509,095)      (4,091,131)

Venture partners' share of
  ventures' operations . . . . . . . . . . . . . . . . .         89,171         693,936         175,057        1,514,739
                                                            -----------      ----------     -----------       ----------
       Net operating loss before extraordinary
         item. . . . . . . . . . . . . . . . . . . . . .       (251,658)     (1,026,669)       (334,038)      (2,576,392)


                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
       Extraordinary item, net of
         venture partner's share
         of $159,178 . . . . . . . . . . . . . . . . . .          --         (1,000,547)          --          (1,000,547)
                                                            -----------      ----------     -----------       ----------
           Net loss. . . . . . . . . . . . . . . . . . .    $  (251,658)     (2,027,216)       (334,038)      (3,576,939)
                                                            ===========      ==========     ===========       ==========

       Net loss per limited
         partnership interest:
           Net operating loss. . . . . . . . . . . . . .    $     (1.51)          (6.16)          (2.00)          (15.46)
           Extraordinary item, net . . . . . . . . . . .          --              (6.19)          --               (6.19)
                                                            -----------      ----------     -----------       ----------

                                                            $     (1.51)         (12.35)          (2.00)          (21.65)
                                                            ===========      ==========     ===========       ==========
       Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . . . . . . . .    $     --              --             145.00            --
                                                            ===========      ==========     ===========       ==========














                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (334,038)       (3,576,939)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,720,186         4,385,166
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          32,117           605,269
    Extraordinary items, net of venture partner's
      share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            1,000,547
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . .         147,988           164,366
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . .        (175,057)       (1,514,739)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,207           274,244
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          96,129           137,673
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         468,088        (1,382,402)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              (50,979)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (34,621)         (166,765)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (15,579)          (39,147)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         673,202         1,342,199
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (218,160)         (376,049)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,709)           57,160
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         321,687          (121,599)
                                                                                          ------------       -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .       2,690,440           738,005
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,800,891)        1,802,782
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (131,232)       (1,761,107)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1)         (603,190)
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (156,366)            --
                                                                                          ------------       -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .      (7,088,490)         (561,515)
                                                                                          ------------       -----------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Refunded portion of loan commitment fee. . . . . . . . . . . . . . . . . . . . . . .           --              238,215
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (820,713)         (772,967)
  Proceeds of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              899,660
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . .           --              159,709
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --             (133,500)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .     (23,200,725)            --
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .        (234,351)            --
                                                                                          ------------       -----------
        Net cash provided by (used in) financing activities. . . . . . . . . . . . . .     (24,255,789)          391,117
                                                                                          ------------       -----------
        Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .     (28,653,839)          567,607

        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . .      30,504,207         2,789,530
                                                                                          ------------       -----------

        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $  1,850,368         3,357,137
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  3,735,844        10,512,907
                                                                                          ============       ===========
  Non-cash investing and financing activities:
    Refund of loan commitment fee (note 3(b)):
      Refundable loan commitment fee . . . . . . . . . . . . . . . . . . . . . . . . .    $      --            1,163,524
      Pre-payment penalty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             (580,586)
      Payment of interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . .           --             (344,723)
                                                                                          ------------       -----------

          Refunded portion of loan commitment fee. . . . . . . . . . . . . . . . . . .    $      --              238,215
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

                              JUNE 30, 1995 AND 1994

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


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures - Carlyle Seattle Associates ("Carlyle Seattle"), Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate") (note 4(b)), Carrara Place Limited ("Carrara") (note 4(c)) and Carlyle/National City Associates ("Carlyle/National City"). The effect of all transactions between the Partnership and the ventures has been eliminated.

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

                                    1995                        1994
                         -----------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------
Net loss . . . . . . .    $334,038     1,787,858      3,576,939    6,895,225
Net loss per
 limited
 partnership
 interest. . . . . . .    $   2.00         10.72          21.65        41.37
                          ========     =========      =========    =========

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronounce-ment. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and certificates of deposit at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,682,997 and $30,086,428 held at June 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     One of the ventures' properties produced net cash receipts during the six months ended June 30, 1995 and 1994. In general, operating profits and losses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated in accordance with the partners' respective economic interests. The Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.

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

     (b)  Carlyle Seattle

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest in First Interstate (note 7(d)).

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between Carlyle Seattle and the developer, a fee ownership of improvements and a leasehold interest in an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-X ("C-X"), an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000.

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

     (b)  National City Center Office Building

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


     (c)  Stonybrook Apartments

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

     In December 1994, the buyer sold its interest in the shopping center to an unaffiliated third party for $24,300,000. In connection with the sale, the buyer, with the consent of the first mortgage lender, paid off the first mortgage loan, which had an outstanding principal balance at sale of approximately $39,000,000, at the discounted amount of $21,000,000. Pursuant to an agreement entered into in 1993 with the first mortgage lender, the approximately $3,300,000 that the buyer received at closing represented closing costs and reimbursement of amounts paid for deficit operations and certain lease termination payments. In addition, the buyer paid the Partnership $10,000 in consideration of the full satisfaction of the buyer's promissory note to the Partnership and the release of the subordinated deed of trust on the shopping center securing the promissory note.

     (b)  First Interstate

     In May 1994, Carlyle Seattle executed an agreement which issued an option to sell its interest in First Interstate to the unaffiliated venture

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) and is secured by Carlyle Seattle's remaining 50.05% interest in First Interstate. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price paid at the initial closing and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At December 31, 1994, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. See note 3(b) for a discussion of the restructuring of the First Interstate joint venture. The Partnership's share of proceeds from this transaction was approximately $29,522,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share is $25,210,324) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share is $61,224,798) for Federal income tax purposes in 1994.

     (c)  Carrara

     In December 1994, the Partnership redeemed its interest in Carrara Place Limited for $750,000 in cash at closing. As a result of the redemption, the Partnership recognized a gain of $5,404,577 for financial reporting purposes and $12,141,105 for Federal income tax purposes in 1994.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                      June 30,
                                          1995          1994           1995
                                        --------       ------      -------------
Property management
 and leasing fees. . . . . . . . .      $468,674      454,930         193,454
Insurance commissions. . . . . . .        35,909       36,867           --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . . . . . .         2,877        2,387          15,170
                                        --------      -------         -------
                                        $507,460      494,184         208,624
                                        ========      =======         =======

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership properties. For the six months ended June 30, 1995, such costs aggregated $135,530, all of which were paid by June 30, 1995.

     In February 1995, the Partnership paid a sales distribution of $23,200,725 ($145 per Interest) to the Limited Partners and $234,351 to the General Partners.

     Effective January 1, 1994, certain officers and directors of the Managing General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the six months ended June 30, 1995 were $201,296.

     Subsequent to June 30, 1995, the Corporate General Partner of the Partnership has determined to use an independent third party or parties to perform certain of these administrative services beginning in late 1995. Use of a third party, rather than reimbursement to the Corporate General Partner and its affiliates, is not expected to have a material effect on the operations of the Partnership.


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $1,850,000. Such remaining funds and short-term investments of approximately $8,746,000 are available for capital improvements, future distributions to partners, and for working capital requirements, including capital improvements and leasing costs currently being incurred at the National City Center Office Building. Certain of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower occupancies and/or reduced rent levels. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. The Partnership has taken steps to preserve its working capital by deciding to suspend distributions from operations to the Limited and General Partners effective as of the first quarter of 1992. In February 1995, the Partnership paid a sales distribution of $23,200,725 ($145 per Interest) to the Limited Partners and $234,351 to the General Partners related to the partial sale of the Partnership's interest in the First Interstate Center (Note 4).

     The Partnership and its consolidated ventures have currently budgeted for 1995 approximately $1,216,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1995 is currently budgeted to be approximately $1,130,000. Included in this amount is the roof and parking lot at the Permian Mall which are currently in need of repair. To fund the Permian Mall improvements, the Partnership has initiated discussions with the mortgage lender regarding a modification to the loan. There can be no assurance that a loan modification can be obtained. Actual amounts expended in 1995 may vary depending on a number of factors including the result of the loan modification negotiations, actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. Due to the Permian Mall improvements and considerations on other properties as discussed below, only the National City Center Office Building is considered to be a significant source of future long-term operational cash generated. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

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

     In January 1994, the debt service payments under the existing mortgage increased from 9-5/8% to 11-7/8% until the previously scheduled maturity of the loan in December 1995. The Venture reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loan will now be amortized over 22 years with a balloon payment due on April 20, 2001. In addition, the Venture paid a prepayment penalty of $580,586 based upon the outstanding loan balance at the time of refinancing. The lender required an escrow account of $612,000 to be established at the time of the refinancing for future tenant improvements at the property. The escrowed funds are to be released to the venture upon lender approval of such costs.

The lender also required an escrow of the tenant improvement costs related to the Baker & Hostetler lease (as discussed above). The Venture is required to escrow approximately $313,000 per year in 1994 through 1996 (approximately $1.1 million at June 30, 1995) and approximately $236,000 per year in 1997 and 1998. As of June 30, 1995, no amounts had been removed from the tenant improvement escrow. Real estate taxes payable in 1994 increased due to the expiration of a 25% reduction of a real estate tax abatement that was received when the property was purchased. The remaining 25% abatement expires in 1998 for taxes payable in 1999.

     CARLYLE SEATTLE

     In May 1994, Carlyle Seattle executed an agreement which issued an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing) Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 in cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) which is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At June 30, 1995, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle is the sole limited partner and the unaffiliated venture partner is the sole general partner. The Partnership's share of proceeds from this transaction was approximately $29,522,000 and its share of gain on sale and restructuring was approximately $25,210,000 in 1994.

     PERMIAN MALL

     The property produced cash flow from operations in 1994, however, significant funds will be required in the near future for major roof and parking lot repairs. In 1995, 1996 and 1997, 15%, 9% and 6%, respectively, of the tenant leases are scheduled to expire for which the Partnership is currently seeking renewal of existing leases or replacement tenants. In anticipation of the necessary major repairs and potential re-leasing costs, the Partnership has initiated discussions with the mortgage lender regarding a modification to the loan. There can be no assurance that such modification will be obtained. If the Partnership is unable to secure such modification based upon current and expected future market conditions, the Partnership would likely decide not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in such property and result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

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

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents as of June 30, 1995 as compared to December 31, 1994 is primarily due to the distribution of $23,200,725 to partners of previous sales proceeds in February 1995. Additionally, the decrease in cash and cash equivalents and the increase in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to the majority of the Partnership's investments in U.S. Government obligations classified as short-term investments at June 30, 1995 rather than as cash equivalents. Reference is made to Note 1.

     The decrease in prepaid expenses as of June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of insurance premiums at certain of the Partnership's investment properties.

     The decrease in escrow deposits as of June 30, 1995 as compared to December 31, 1994 is primarily due to payment of real estate taxes and the lender's refund to the Partnership of excess funding of the real estate tax escrow deposits for National City Center Office Building, net of monthly escrow deposits.

     The increase in accrued interest as of June 30, 1995 as compared to December 31, 1994 is primarily due to the sale and related financing of Carlyle Seattle's remaining interest in First Interstate (Note 7(d)).

     The decrease in accrued real estate taxes as of June 30, 1995 as compared to December 31, 1994 is due to the payment of real estate taxes for National City Center.

     The increase in other liabilities as of June 30, 1995 as compared to December 31, 1994 is primarily due to increased unearned rents at National City Center.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses, professional services, and amortization of deferred expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the redemption of the Partnership's interest in Carrara Place Limited and the partial sale and restructuring of Carlyle Seattle's interest in First Interstate, both in December 1994.

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the temporary investment of First Interstate Center sales proceeds prior to the sale distribution as discussed above.

     The increase in general and administrative expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to an increase in salary and overhead cost reimbursements relating to the administration of the Partnership and operation of the Partnership's investment properties.

     The decrease in venture partners' share of venture operations for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the redemption of the Partnership's interest in Carrara Place Limited and the partial sale and restructuring of Carlyle Seattle's interest in First Interstate, both in December 1994 as discussed above.

     The decrease in extraordinary item for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due to the April 1994 refinancing of the National City Center mortgage payable (Note 3(b)).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
 1. Carrara Place
     Office Building
     Englewood, Colorado . . . . .         49%         80%         88%         N/A      N/A       N/A
 2. Stonybrook Apartments
      I & II
      Tucson, Arizona. . . . . . .         96%         83%         95%         96%      94%       77%
 3. Permian Mall
     Odessa, Texas . . . . . . . .         91%         91%         91%         92%      91%       92%
 4. First Interstate Center
     Seattle, Washington . . . . .         97%         99%         97%         97%      97%       94%
 5. National City Center
     Office Building
     Cleveland, Ohio . . . . . . .         94%         94%         94%         94%      97%       98%

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  August 9, 1995