Form 10-Q
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1995-11-14
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended September 30, 1995     Commission file number 0-12433




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

                                                 CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                        -------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  5,168,110       30,504,207
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          4,912,917        1,944,746
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,274,531        1,255,777
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            199,093          102,740
  Escrow deposits (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,585,758        2,403,305
                                                                                         ------------     ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         14,140,409       36,210,775
                                                                                         ------------     ------------
Investment properties, at cost:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . .         17,171,695       17,171,695
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        105,587,473      105,128,812
                                                                                         ------------     ------------
                                                                                          122,759,168      122,300,507
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .        (41,952,058)     (39,346,202)
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .         80,807,110       82,954,305
                                                                                         ------------     ------------
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            423,304          471,479
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . .          5,647,307        5,376,969
                                                                                         ------------     ------------

                                                                                         $101,018,130      125,013,528
                                                                                         ============     ============
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED
                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                        -------------      -----------
Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     29,131            --
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . .          1,803,389        1,683,440
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            394,025          509,302
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . . . . . . . .            183,845          224,203
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,393,146          378,976
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,796,376        2,337,868
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .            126,096          533,509
                                                                                         ------------     ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          6,726,008        5,667,298

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,465           22,734
Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,000,000       15,000,000
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .         76,901,160       78,051,656
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3 and 4)

       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         98,641,633       98,741,688
Venture partners' equity in ventures . . . . . . . . . . . . . . . . . . . . . . .            498,504          479,813
Deferred gain on sale of investment property . . . . . . . . . . . . . . . . . . .          5,000,000        5,000,000
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,209,594)      (8,190,436)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (818,228)        (583,877)
                                                                                         ------------     ------------
                                                                                           (9,026,822)      (8,773,313)
                                                                                         ------------     ------------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        141,003,683      141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (91,850,327)     (91,390,527)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (43,248,541)     (20,047,816)
                                                                                         ------------     ------------
                                                                                            5,904,815       29,565,340
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .         (3,122,007)      20,792,027
                                                                                         ------------     ------------
                                                                                         $101,018,130      125,013,528
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 5,498,129      10,810,127      16,896,366       32,809,995
  Interest income. . . . . . . . . . . . . . . . . . . .        155,266         117,508         722,559          245,360
                                                            -----------      ----------     -----------       ----------
                                                              5,653,395      10,927,635      17,618,925       33,055,355
                                                            -----------      ----------     -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      2,263,535       5,203,433       6,820,568       16,512,287
  Depreciation . . . . . . . . . . . . . . . . . . . . .        885,670       2,229,812       2,605,856        6,614,978
  Property operating expenses. . . . . . . . . . . . . .      2,600,562       4,540,884       8,355,711       14,105,049
  Professional services. . . . . . . . . . . . . . . . .          --              9,008         187,395          246,658
  Amortization of deferred expenses. . . . . . . . . . .         16,058         385,423          48,175          990,692
  General and administrative . . . . . . . . . . . . . .        109,081          83,005         331,825          137,032
                                                            -----------      ----------     -----------       ----------
                                                              5,874,906      12,451,565      18,349,530       38,606,696
                                                            -----------      ----------     -----------       ----------
       Operating loss. . . . . . . . . . . . . . . . . .       (221,511)     (1,523,930)       (730,605)      (5,551,341)

Venture partners' share of
  ventures' operations . . . . . . . . . . . . . . . . .         76,589         449,557         251,647        1,955,550
                                                            -----------      ----------     -----------       ----------
       Net operating loss before extraordinary
         item. . . . . . . . . . . . . . . . . . . . . .       (144,922)     (1,074,373)       (478,958)      (3,595,791)


                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
       Extraordinary item, net of
         venture partner's share
         of $159,178 . . . . . . . . . . . . . . . . . .          --              --              --          (1,000,547)
                                                            -----------      ----------     -----------       ----------
           Net loss. . . . . . . . . . . . . . . . . . .    $  (144,922)     (1,074,373)       (478,958)      (4,596,338)
                                                            ===========      ==========     ===========       ==========

       Net loss per limited
         partnership interest:
           Net operating loss. . . . . . . . . . . . . .    $      (.87)          (6.45)          (2.87)          (21.58)
           Extraordinary item, net . . . . . . . . . . .          --              --              --               (6.19)
                                                            -----------      ----------     -----------       ----------

                                                            $      (.87)          (6.45)          (2.87)          (27.77)
                                                            ===========      ==========     ===========       ==========
       Cash distributions per
         limited partnership
         interest. . . . . . . . . . . . . . . . . . . .    $     --              --             145.00            --
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (478,958)       (4,596,338)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,605,856         6,614,978
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          48,175           990,692
    Extraordinary items, net of venture partner's
      share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            1,000,547
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . .         223,397           235,970
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . .        (251,647)       (1,955,550)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,754)          371,350
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (96,353)          (28,546)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          52,096        (2,481,807)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              (24,984)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (115,277)           66,834
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (40,358)          (39,147)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,014,170         1,916,363
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         458,508           223,756
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,269)           63,524
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (407,413)         (173,261)
                                                                                          ------------       -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .       2,985,173         2,184,381
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,968,171)        1,233,240
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (458,661)       (1,992,266)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             (225,146)
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (234,549)            --
                                                                                          ------------       -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .      (3,661,381)         (984,172)
                                                                                          ------------       -----------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Refunded portion of loan commitment fee. . . . . . . . . . . . . . . . . . . . . . .           --              238,215
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29,131             --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .      (1,253,944)       (1,244,713)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . .           --              159,709
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --             (133,500)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .     (23,200,725)            --
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .        (234,351)            --
                                                                                          ------------       -----------
        Net cash provided by (used in) financing activities. . . . . . . . . . . . . .     (24,659,889)         (980,289)
                                                                                          ------------       -----------
        Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .     (25,336,097)          219,920

        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . .      30,504,207         2,789,530
                                                                                          ------------       -----------

        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $  5,168,110         3,009,450
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  5,583,001        14,704,677
                                                                                          ============       ===========
  Non-cash investing and financing activities:
    Loan proceeds utilized for additions to invest-
      ment property and payment of deferred expenses . . . . . . . . . . . . . . . . .    $      --            2,248,715
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

                            SEPTEMBER 30, 1995 AND 1994

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                                    1995                        1994
                         -----------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------
Net loss . . . . . . .    $478,958     3,230,733      4,596,338    9,031,198
Net loss
 per limited
 partnership
 interest. . . . . . .    $   2.87         19.38          27.77        54.19
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and certificates of deposit at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,168,110 and $30,086,428 held at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less that the existing non-recourse debt which is secured by the property.

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

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not finalized its assessment the full impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

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

     One of the ventures' properties produced net cash receipts during the nine months ended September 30, 1995 and 1994. In general, operating profits and losses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated in accordance with the partners' respective economic interests. The Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.

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

     (b)  Carlyle Seattle

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest in First Interstate (note 4(b)).

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between Carlyle Seattle and the developer, an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-X ("C-X"), an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000 ($22,000,000 by the Partnership).

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Prior to the sale transaction, Carlyle Seattle was generally entitled to receive a cumulative $2,400,000 per annum preferred distribution of cash flow. Any excess cash flow was first distributable to the First Interstate joint venture partner up to the next $400,000 then 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating profits or losses of the First Interstate joint venture generally were allocated in the same ratio as the allocation of annual cash flow, however, the joint venture partner was to be allocated not less than 25% of such profits and losses.

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

     (c)  Carrara

     In December 1994, the Partnership's interest in Carrara Place Limited was redeemed by the venture (note 4(c)).

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Concurrent with the modification, the Carrara venture reorganized such that the Partnership became the sole general partner of the venture, with its venture partner becoming a limited partner of the venture. In addition, the property manager (an affiliate of the unaffiliated venture partner) was replaced effective September 1993. Based upon an analysis of current and anticipated market conditions, the Partnership had decided not to commit additional funds to the Carrara Place Office Building. There had to be a significant improvement in market and property conditions in order for the value of the property to be greater than the mortgage pay off amount at any point in time, including accrued interest. Therefore, it was unlikely that any significant proceeds would be received by the Partnership from a sale of the property or that the mortgage loan could be refinanced when it became due.

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

     (b)  National City Center Office Building

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building increased from 9-5/8% to 11-7/8% until the scheduled maturity of the loan in December 1995. Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loan will be amortized over 22 years with a balloon payment due on April 10, 2001. Carlyle/National City paid a refundable loan commitment fee of $1,163,524 in 1993 in conjunction with the refinancing. The fee was applied to accrued interest and the prepayment penalty of $580,586 based on the outstanding mortgage balance at the time of refinancing, with the balance of $238,215 refunded to Carlyle/National City in 1994. In addition, the lender required an escrow account of $612,000 to be established at the inception of the refinancing for future tenant improvements costs at the property. The escrowed funds are to be released to the venture upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the Baker & Hostetler lease. The venture is required to escrow approximately $313,000 per year in 1994 through 1996 and approximately $236,000 per year in 1997 and 1998. The Partnership's share of extraordinary loss on extinguishment of debt ($1,000,547) consisted of the prepayment penalty, the unamortized loan discount and unamortized loan fees at the time of refinancing was recorded in 1994.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  Stonybrook Apartments

     The mortgages on Stonybrook Apartments II matured October 1, 1994 (Stonybrook Apartments I is not subject to a mortgage loan) with an outstanding balance of approximately $4,807,000. The Partnership refinanced the $4,152,600 first mortgage loan and extended the maturity date to October 1, 1999 at an interest rate of 9.175% per annum. The loan requires monthly interest and principal payments of approximately $35,000 with a balloon payment due at maturity. The Partnership remitted a $40,000 principal payment to the lender, reducing the amount refinanced to $4,112,600. Concurrently, the Partnership paid in full the second mortgage note secured by the property in the amount of $654,800. Accrued and unpaid interest in the amount of $325,485 was forgiven by the lender and is reflected as an extraordinary item in 1994.

     (d)  Permian Mall

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


(4)  SALE OF INVESTMENT PROPERTIES

     (a)  San Mateo Fashion Island

     On December 31, 1986, the Partnership sold its right, title and interest in the land, leasehold interest and related improvements of the San Mateo Fashion Island shopping center for $44,202,559 and recognized profit in full of $9,528,813. Among other things, the sale price included a promissory note given by the buyer to the Partnership, in the amount of $3,950,000 ($950,000 paid in March 1988) which is secured by a subordinated deed of trust on the property.

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

     (b)  First Interstate

     In May 1994, Carlyle Seattle executed an agreement by which it granted an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994, and which purchase was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997), which is secured by Carlyle Seattle's remaining 50.05% interest in First Interstate.

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

     (c)  Carrara

     In December 1994, the Partnership's interest in Carrara Place Limited was redeemed by the venture for $750,000 in cash at closing. As a result of the redemption, the Partnership recognized a gain of $5,404,577 for financial reporting purposes and $12,141,105 for Federal income tax purposes in 1994.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                   September 30,
                                          1995          1994           1995
                                        --------       ------      -------------
Property management
 and leasing fees. . . . . . . . .      $285,727      664,071          181,842
Insurance commissions. . . . . . .        36,598       36,867            --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . . . . . .        37,890       26,198           2,003
                                        --------      -------         -------
                                        $323,617      727,136         183,846
                                        ========      =======         =======

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership properties. For the nine months ended September 30, 1995, such costs aggregated $109,745, all of which were paid by September 30, 1995.

     In February 1995, the Partnership paid a sales distribution of $23,200,725 ($145 per Interest) to the Limited Partners and $234,351 to the General Partners.

     Effective January 1, 1994, certain officers and directors of the Managing General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the nine months ended September 30, 1995 were $285,727.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,168,000. Such remaining funds and short-term investments of approximately $4,913,000 are available for capital improvements, future distributions to partners, and for working capital requirements, including capital improvements and leasing costs currently being incurred at the National City Center Office Building. Certain of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower occupancies and/or reduced rent levels. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. The Partnership has taken steps to preserve its working capital by deciding to suspend distributions from operations to the Limited and General Partners effective as of the first quarter of 1992. In February 1995, the Partnership paid a sales distribution of $23,200,725 ($145 per Interest) to the Limited Partners and $234,351 to the General Partners related to the partial sale of the Partnership's interest in the First Interstate Center (Note 4).

     To fund the Permian Mall improvements, the Partnership has initiated discussions with the mortgage lender regarding a modification to the loan (discussed below). There can be no assurance that a loan modification can be obtained.

     The Partnership and its consolidated ventures have currently budgeted for 1995 approximately $902,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1995 is currently budgeted to be approximately $798,000. Additionally, the roof and parking lot at the Permian Mall are currently in need of repair and the Partnership had originally budgeted an additional $415,000 for such improvements in
1995.   Actual amounts expended in 1995 may vary depending on a number of factors including the result of the loan modification negotiations, actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. However, due to the Permian Mall improvements and considerations on other properties as discussed below, only the National City Center Office Building is considered to be a significant source of future long-term liquidity. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

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

     Occupancy at the Stonybrook Apartments was 79% at September 30, 1995. As expected, a general reduction in occupancies occurs in Tucson during the summer months and then historically recovers. This year, the fall recovery in occupancy has not occurred primarily due to the increase in home purchases in the Tucson area coupled with a slight decline in the University of Arizona student enrollment.

     NATIONAL CITY CENTER

     At the National City Center Office Building located in Cleveland, Ohio, a major tenant (Baker & Hostetler) extended its lease term to 2001, but reduced its space leased by approximately 18,000 square feet as of January 1993. The extended lease requires tenant improvement costs of approximately $92,000 per year through the expiration of the lease with an additional amount to be paid in 1996 of approximately $730,000. A tenant who occupies approximately 61,000 square feet (12.5% of the building) whose lease is scheduled to expire in late 1996. The venture is currently exploring its options with this tenant. However, there can be no assurance that the venture will be able to obtain a renewal for this space.

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

The lender also required an escrow of the tenant improvement costs related to the Baker & Hostetler lease (as discussed above). The venture is required to escrow approximately $313,000 per year in 1994 through 1996 (approximately $1,200,000 at September 30, 1995) and approximately $236,000 per year in 1997 and 1998. As of September 30, 1995, no amounts had been removed from the tenant improvement escrow. Real estate taxes payable in 1994 increased due to the expiration of a 25% reduction of a real estate tax abatement that was received when the property was purchased. The remaining 25% abatement expires in 1998 for taxes payable in 1999.

     CARLYLE SEATTLE

     In May 1994, Carlyle Seattle executed an agreement by which it granted an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994, and which purchase was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing) Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 in cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997), which is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At September 30, 1995, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle is the sole limited partner and the unaffiliated venture partner is the sole general partner. The Partnership's share of proceeds from this transaction was approximately $29,522,000 and its share of gain on sale and restructuring was approximately $25,210,000 in 1994.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are generally more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio.

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold or disposed of in the nearer term) barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and short-term investments as of September 30, 1995 as compared to December 31, 1994 is primarily due to the distribution of $23,200,725 to partners of previous sales proceeds in February 1995. Additionally, the decrease in cash and cash equivalents and the increase in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to the majority of the Partnership's investments in U.S. Government obligations classified as short-term investments at September 30, 1995 rather than as cash equivalents. Reference is made to Note 1.

     The increase in prepaid expenses as of September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of insurance premiums at certain of the Partnership's investment properties.

     The decrease in accounts payable at September 30, 1995 as compared to December 31, 1994 is primarily the result of the timing of credits given for rental escalations due from tenants at the Permian Mall.

     The increase in accrued interest as of September 30, 1995 as compared to December 31, 1994 is primarily due to the sale and related financing of Carlyle Seattle's remaining interest in First Interstate (Note 4(b)).

     The increase in accrued real estate taxes as of September 30, 1995 as compared to December 31, 1994 is due to the timing of payments for real estate taxes at certain of the Partnership's investment properties.

     The decrease in other current liabilities as of September 30, 1995 as compared to December 31, 1994 is primarily due to a decrease in unearned rents at National City Center.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses, professional services, and amortization of deferred expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the redemption of the Partnership's interest in Carrara Place Limited and the partial sale and restructuring of Carlyle Seattle's interest in First Interstate, both in December 1994.

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the temporary investment of First Interstate Center sales proceeds prior to the sale distribution as discussed above.

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in and the recognition of certain additional prior year reimbursable costs to affiliates of the General Partners in 1995. Reference is made to Note 5.

     The decrease in venture partners' share of venture operations for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the redemption of the Partnership's interest in Carrara Place Limited and the partial sale and restructuring of Carlyle Seattle's interest in First Interstate, both in December 1994 as discussed above.

     The decrease in extraordinary item for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due to the April 1994 refinancing of the National City Center mortgage payable (Note 3(b)).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
 1. Carrara Place
     Office Building
     Englewood, Colorado . . . . .         49%         80%         88%         N/A      N/A       N/A      N/A
 2. Stonybrook Apartments
      I & II
      Tucson, Arizona. . . . . . .         96%         83%         95%         96%      94%       77%      79%
 3. Permian Mall
     Odessa, Texas . . . . . . . .         91%         91%         91%         92%      91%       92%      93%
 4. First Interstate Center
     Seattle, Washington . . . . .         97%         99%         97%         97%      97%       94%      90%
 5. National City Center
     Office Building
     Cleveland, Ohio . . . . . . .         94%         94%         94%         94%      97%       98%      98%

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 9, 1995