Form 10-K405
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1996-04-01
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1995        Commission file no. 0-12433



         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
    (Exact name of registrant as specified in its charter)



        Illinois                    36-3149589
(State of organization)(I.R.S. Employer Identification No.)



900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                       TABLE OF CONTENTS



                                                   Page
                                                   ----

PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   6

Item 3.    Legal Proceedings . . . . . . . . . . .   7

Item 4.    Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . .   7


PART II

Item 5.    Market for the Partnership's Limited
           Partnership Interests and
           Related Security Holder Matters . . . .   7

Item 6.    Selected Financial Data . . . . . . . .   8

Item 7.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations . . . . . . .  14

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  20

Item 9.    Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure. . . . . . . .  49


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  49

Item 11.   Executive Compensation. . . . . . . . .  52

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  53

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  54


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  54


SIGNATURES . . . . . . . . . . . . . . . . . . . .  57










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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2032. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as possible and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:



                                              Sale or Disposal Date
                                                 or if Owned at
                                               December 31, 1995,
Name, Type of Property                Date of   Original Invested
    and Location (e)        Size     PurchaseCapital Percentage (a)     Type of Ownership (b)
- ----------------------      ----     ------------------------------     ---------------------
1. Country Square
    Apartments
    Carrollton, Texas     434 units   9-30-82        2-2-93             fee ownership of land
                                                                        and improvements
                                                                        (through joint
                                                                        venture partnership)
2. Timberline
    Apartments
    Denver, Colorado      200 units   11-1-82        7-25-90            fee ownership of land
                                                                        and improvements
3. Summerfield/Oak-
    ridge Apartments
    Aurora, Colorado      472 units   12-1-82        1-3-91             fee ownership of land
                                                                        and improvements
                                                                        (through joint
                                                                        venture partnership)
4. Arbor Town
    Apartments-I
    Arlington, Texas      200 units  12-29-82       11-26-84            fee ownership of land
                                                                        and improvements
5. Arbor Town
    Apartments-II
    Arlington, Texas      202 units   11-1-82       11-26-84            fee ownership of land
                                                                        and improvements
6. Sierra Pines
    Apartments
    Houston, Texas .      404 units   3-31-82        7-29-93            fee ownership of land
                                                                        and improvements (c)
7. Presidio West
    Apartments-II
    Houston, Texas .      400 units   9-16-82        1-1-86             fee ownership of land
                                                                        and improvements
8. Meadows South-
    west Apartments
    Houston, Texas .      384 units   4-1-82        12-28-90            fee ownership of land
                                                                        and improvements
9. The Crossing
    Apartments
    Houston, Texas .      366 units   8-1-82         7-29-93            fee ownership of land
                                                                        and improvements (c)



                                              Sale or Disposal Date
                                                 or if Owned at
                                               December 31, 1995,
Name, Type of Property                Date of   Original Invested
    and Location (e)        Size     PurchaseCapital Percentage (a)     Type of Ownership (b)
- ----------------------      ----     ------------------------------     ---------------------

10. Stonybrook
     Apartments-I & II
     Tucson, Arizona      411 units   10-1-82          3%               fee ownership of land
                                                                        and improvements
                                                                        (through joint venture
                                                                        partnership) (d)
11. First Interstate
     Center
     Seattle,
     Washington. . .      921,000     3-10-82       12/15/95            fee ownership of
                           sq.ft.                                       improvements and
                           n.r.a.                                       and ground leasehold
                                                                        interest (through joint
                                                                        venture partnership)
                                                                        (c)(d)
12. Carrara Place
     Office Building
     Englewood,
     Colorado. . . .      233,000    11-23-82        12-8-94            fee ownership of land
                           sq.ft.                                       and improvements
                           n.r.a.                                       (through joint venture
                                                                        partnership)(c)(d)
13. San Mateo
     Fashion Island
     San Mateo,
     California. . .      832,000     9-10-82       12-31-86            fee ownership of land
                           sq.ft.                                       and improvements and
                           g.l.a.                                       ground leasehold
                                                                        interest in land
                                                                        (c)
14. Permian Mall
     Odessa, Texas .      665,000    12-28-82          6%               fee ownership of land
                           sq.ft.                                       and improvements (f)
                           g.l.a.
15. National City
     Center Office
     Building
     Cleveland, Ohio      786,400     7-27-83          21%              fee ownership of land
                           sq.ft.                                       and improvements
                           n.r.a.                                       (through joint
                                                                        venture partnership)(f)


                                              Sale or Disposal Date
                                                 or if Owned at
                                               December 31, 1995,
Name, Type of Property                Date of   Original Invested
    and Location (e)        Size     PurchaseCapital Percentage (a)     Type of Ownership (b)
- ----------------------      ----     ------------------------------     ---------------------

16. Yerba Buena
     West Office
     Building
     San Francisco,
     California. . .      268,000     8-30-85        6-24-92            fee ownership of land
                           sq.ft.                                       and improvements
                           n.r.a.                                       (through joint venture
                                                                        partnership)


- ---------------

 (a)  The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item
7.

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




     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table set forth in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured.

     Reference is made to Note 8(a) for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest and entered into an option agreement concerning the remaining 50.05% of its interest in First Interstate. The remaining interest was sold on December 15, 1995. Reference is made to Note 7 and the Partnership's Reports on Form 8-K (File No. 0-12433) for December 1, 1994 and December 15, 1995, which descriptions are hereby incorporated herein by reference.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:

                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----

 1. Stonybrook Apartments
     - I & II
     Tucson, Arizona . .    Apartments        96%   83%   95%   96%   94%   77%   79%   86%
 2. Permian Mall
     Odessa, Texas . . .    Retail            91%   91%   91%   92%   91%   92%   93%   92%
 3. First Interstate Center
     Seattle, Washington    Financial Institu-
                            tion/Railroad     97%   99%   97%   97%   97%   94%   90%   N/A
 4. National City Center
     Office Building
     Cleveland, Ohio . .    Banking           94%   94%   94%   94%   97%   98%   98%   97%


- --------------------

     An "N/A" indicates that the Partnership's interest in the property was sold or disposed and was not owned by the Partnership at the end of the quarter.

     Reference is made to Item 6, Item 7 and Note 8 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1994 and 1995.





                            PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 16,956 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                         DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Total income . . . . .$ 23,238,472   43,570,909  49,186,211   52,853,676  54,125,067
                      ============  =========== ===========  =========== ===========
Operating earnings
  (loss) . . . . . . .$   (985,559)  (4,513,232) (7,086,550)  (9,725,577) (9,950,730)
Partnership's share of
 operations of uncon-
 solidated venture . .       --           --          --        (723,696) (1,447,179)
Venture partners'
 share of ventures'
 operations. . . . . .     277,861    1,596,830   2,415,069    1,803,556   1,226,873
                      ------------  ----------- -----------  ----------- -----------
Net operating
 earnings (loss) . . .    (707,698)  (2,916,402) (4,671,481)  (8,645,717)(10,171,036)
Gain (loss) on sale
 or dispositions
 of interest in
 investment property,
 net of venture
 partners' share . . .  15,690,781   30,614,901   4,091,683    3,817,800   1,637,840
Extraordinary items  .       --        (675,062)      --           --          --
                      ------------  ----------- -----------  ----------- -----------
Net earnings (loss). .$ 14,983,083   27,023,437    (579,798)  (4,827,917) (8,533,196)
                      ============  =========== ===========  =========== ===========
Net earnings (loss)
 per limited part-
 nership interest (b):
  Net operating
  earnings (loss). . .$      (4.25)      (17.50)     (28.03)      (51.87)     (61.02)
  Gain (loss) on sale
   or dispositions
   of interest in
   investment property
   net of venture
   partners' share . .       97.08       189.42       25.32        23.62       10.13
  Extraordinary items.       --           (4.18)      --            --         --
                      ------------  ----------- -----------  ----------- -----------
      Net earnings (loss)$      92.83    167.74       (2.71)      (28.25)     (50.89)
                      ============  =========== ===========  =========== ===========


                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------

Total assets . . . . .$ 95,288,548  125,013,528 209,636,156  233,815,505 252,650,342
                      ============  =========== ===========  =========== ===========

Long-term debt . . . .$ 59,465,831   93,051,656 194,712,434  188,904,448 230,923,628
                      ============  =========== ===========  =========== ===========

Cash distributions
  per Interest (c) . .$     145.00        --          --            1.50        9.75
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

 (c)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995


Property
- --------

National City
Center Office
Building         a)  The net rentable area ("NRA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:


                      Year Ending              NRA          Avg. Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ------------------

                           1991. . . . .      96%              11.41
                           1992. . . . .      96%              11.47
                           1993. . . . .      96%              11.86
                           1994. . . . .      94%              12.44
                           1995. . . . .      97%              11.85

                 (1) Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option
                       -------------------    -------------------------------------------------

                       National City Bank     447,080    $4,937,4661/2006       7-10 year options
                       (Bank)

                       Ernst & Young           65,864       824,76811/1996      1-4 year options
                       (Public Accounting Firm)

                       Baker & Hostetler      151,392     1,859,92412/2001      15-5 year options
                       (Law Firm)


                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the National City
                       Center Office Building:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRA of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                         1996             1              65,864      824,768            9%
                         1997            --               --           --               --
                         1998             2              16,905      246,990            3%
                         1999            --               --           --               --
                         2000             1              42,390      599,154            7%
                         2001             2             165,156    2,228,949           25%
                         2002            --               --           --               --
                         2003            --               --           --               --
                         2004            --               --           --               --
                         2005            --               --           --               --

                 (1)     Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.




Property
- --------

Permian Mall     a)    The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as
                       follows:

                                               GLA          Avg. Base Rent Per
                       December 31,       Occupancy Rate    Square Foot (1)
                       ------------       --------------    ------------------

                           1991. . . . .      90%               5.63
                           1992. . . . .      95%               5.35
                           1993. . . . .      93%               5.52
                           1994. . . . .      92%               5.49
                           1995. . . . .      92%               5.33

                 (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option
                       -------------------    -------------------------------------------------

                       J.C. Penney            100,666    $286,294 2/2000         N/A
                       (Department Store)

                       Dillards
                       (Department Store)     100,780    333,194  2/2008         1-5 year option

                       Sears
                       (Department Store)     140,223    280,446  2/2030         N/A



                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Permian Mall:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       GLA of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                         1996            14              35,919      304,440           10%
                         1997            13              28,725      319,188           10%
                         1998             7              20,571      159,708            5%
                         1999             7              10,521      178,548            6%
                         2000             9             137,379      629,004           20%
                         2001             3              11,945      101,904            3%
                         2002             4               5,927      136,080            4%
                         2003             3              10,950      117,804            4%
                         2004             2               8,700       19,200            1%
                         2005             5              15,730      307,188           10%

                 (1)     Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


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

     At December 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $10,946,000. Such funds are available for capital improvements, future distributions to partners, and for working capital requirements, including capital improvements and leasing costs currently being incurred at the National City Center Office Building. Certain of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower occupancies and/or reduced rent levels. However, the Partnership has not made all required payments to the mortgage lender on the Permian Mall effective December, 1995 as discussed below. In addition, the Partnership has taken steps to preserve its working capital by deciding to suspend distributions from operations to the Limited and General Partners effective as of the first quarter of 1992. In February 1995, the Partnership paid a sales distribution of $23,200,725 ($145 per Interest) to the Limited Partners and $234,351 to the General Partners related to the sale of the Partnership's interest in the First Interstate Center (Note 7).

     The Partnership and its consolidated ventures have currently budgeted for 1996 approximately $907,700 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1996 is currently budgeted to be approximately $794,500. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. Due to the considerations on other properties as discussed below, only the National City Center Office Building is considered to be a significant source of future long-term liquidity. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.



     STONYBROOK APARTMENTS

     Occupancy at the Stonybrook Apartments was 86% at December 31, 1995. As expected, a general reduction in occupancies occurs in Tucson during the summer months and then historically recovers. This year, the fall recovery in occupancy to traditional levels has not occurred primarily due to the increase in home purchases in the Tucson area coupled with a slight decline in the University of Arizona student enrollment.

     To explore the Partnership's options regarding this property, the Partnership began marketing the property for sale. In February 1996, the Partnership entered into a non-binding letter of intent to sell the Stonybrook Apartments. The prospective purchaser (an independent third party) is currently conducting its due diligence review with respect to the property and proposed transaction and is expected to complete such review by mid April 1996. A sale of the property for the proposed terms would result in a gain to the Partnership for financial reporting and Federal income tax purposes in 1996. The letter of intent executed by the Partnership and the prospective purchaser is non-binding with respect to the sale of the Partnership's interest in the property and consummation of the proposed transaction is subject to the satisfaction of various conditions. Therefore, there can be no assurance that any such sale will be consummated on any terms.

     NATIONAL CITY CENTER

     At the National City Center Office Building located in Cleveland, Ohio, a major tenant (Baker & Hostetler) extended its lease term to 2001, but reduced its space leased by approximately 18,000 square feet as of January 1993. The extended lease requires tenant improvement costs of approximately $92,000 per year through the expiration of the lease with an additional amount to be paid in 1996 of approximately $730,000. A tenant who occupies approximately 66,000 square feet (12.5% of the building) whose lease is scheduled to expire in late 1996 has informed the Partnership that it intends to vacate a portion (approximately 41,000 square feet) upon expiration of its existing lease. The venture is currently exploring its options with this tenant. However, there can be no assurance that the venture will be able to obtain a renewal for any of the space.

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

The lender also required an escrow of the tenant improvement costs related to the extension of the Baker & Hostetler lease (as discussed above). The venture is required to escrow approximately $313,000 per year in 1994 through 1996 (approximately $1,284,000 at December 31, 1995) and approximately $229,000 per year in 1997 and 1998. As of December 31, 1995, no amounts had been removed from the tenant improvement escrow. Real estate taxes payable in 1994 increased due to the expiration of a 25% reduction of a real estate tax abatement that was received when the property was purchased. The final 25% of the abatement expires in 1998 for taxes payable in 1999.



     CARLYLE SEATTLE

     In May 1994, Carlyle Seattle Associates ("Carlyle Seattle") a partnership in which the Partnership owns an interest executed an agreement which granted an option to sell its interest in the Wright-Carlyle Seattle ("First Interstate") venture to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest between one year and two years after the sale closing date. On December 1, 1994 (initial sale transaction closing) Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 in cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) which was secured by the remaining 50.05% of Carlyle Seattle's interest in First Interstate.
The exercise price for the remaining 50.05% interest was to be $21,350,000 if the purchase option was exercised on or before December 22, 1995 and increasing 7% per annum thereafter until the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan could be applied toward the exercise price. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle was the sole limited partner and the unaffiliated venture partner was the sole general partner. The Partnership's share of proceeds from this transaction was approximately $29,522,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share was $25,210,324) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share was $61,224,798) for Federal income tax purposes in 1994.

     On December 15, 1995, the unaffiliated venture exercised its option to purchase the Partnership's remaining 50.05% interest in Carlyle Seattle for $21,350,000. The exercise price was satisfied by applying the $5,000,000 option purchase price paid at the initial closing and applying the balance of unpaid principal ($15,000,000) and accrued interest ($1,406,250) on the Carlyle Seattle loan. Therefore, there are no additional cash proceeds from the sale of Carlyle Seattle's remaining 50.05% interest. As a result of this transaction, Carlyle Seattle realized a gain on sale of approximately $21,406,000 for financial reporting purposes of which the Partnership's share is approximately $15,691,000.

     PERMIAN MALL

     Although the property produced cash flow in 1994, the property operated at a deficit in 1995. This deficit was primarily due to declining retail sales resulting in lower effective rents. Additionally, significant funds which the Partnership estimates to be at a minimum of $1,000,000 would have been required in the near future for major roof and parking lot repairs. In anticipation of the necessary major repairs and potential leasing costs, the Partnership had initiated discussions with the mortgage lender regarding a modification of the loan. The Partnership was unable to secure such modification. Due to these facts, the Partnership was unable to pay the 1995 real estate taxes assessed on the property in the amount of $770,000 due in January, 1996 nor has it remitted all of the scheduled debt service payments since December 1995. Consequently, the Partnership received a notice of default from the lender in February 1996. It is expected that the lender will realize upon its security and take possession of the property in 1996. This transaction would result in the Partnership no longer having an ownership interest in the property, and will result in a net gain for financial reporting purposes and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1996.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or may seek additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold or disposed of in the near term), barring unforeseen economic developments. Without a dramatic improvement in market conditions, the Limited Partnership will receive substantially less than half of their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents as of December 31, 1995 as compared to December 31, 1994 is primarily due to the distribution of $23,200,725 to partners of sales proceeds in February 1995.

     The decrease in short-term investments as of December 31, 1995 as compared to December 31, 1994 is due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995 rather than short-term investments.

     The aggregate decrease in escrow deposits (short-term and long-term) as of December 31, 1995 as compared to December 31, 1994 is primarily due to the refund of excess real estate tax deposits (approximately $547,000) received in 1995 at the National City Center, this amount is partially offset by additional payments into the escrow accounts for future leasing costs required by terms of the loan secured by the National City Center Building (see Note 4(b)).

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt as of December 31, 1995 as compared to December 31, 1994 is primarily due to the classification of the mortgage (with a principal balance of approximately $17,755,000) secured by the Permian Mall for which the Partnership has received a notice of default, as current as of December 31, 1995 (see Note 4).

     The decrease in accrued interest, note payable and deferred gain on sale of investment property as of December 31, 1995 as compared to 1994 is due to the sale of the Partnership's remaining interest in Carlyle Seattle in December 1995 (see Note 7).



     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses, professional services, and amortization of deferred expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the redemption of the Partnership's interest in Carrara Place Limited and the partial sale and restructuring of Carlyle Seattle's interest in First Interstate, both in December 1994. The decrease in rental income and mortgage and other interest, depreciation and property operating expenses for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February, 1993, the sale of the Sierra Pines and Crossing Apartments in July 1993 (see Note 7) and to the change to the equity method of accounting for First Interstate effective December 1, 1994 (see Note 1). In addition, rental income decreased due to a $1,100,000 termination fee received in January 1993 at the National City Center Office Building and due to decreased rental income at the First Interstate Center resulting from decreased rental rates.

     The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the temporary investment of First Interstate Center sales proceeds prior to the sale distribution as discussed above. The increase in interest income for the year ended December 31, 1994 compared to the year ended December 31, 1993 is primarily due to the increases in the rate of interest earned on and an increased average balance of U.S. Government obligations.

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to an increase in and the recognition of certain additional prior year reimbursable costs to affiliates of the General Partners in 1995 and also due to credits received in 1994 for prior year reimbursable costs.

     The decrease in venture partners' share of venture operations and the corresponding decrease in venture partners deficits in ventures for the year ended December 31, 1995 as compared to the year ended December 1994 is due to the sale of the Carlyle Seattle's remaining interest in First Interstate. The decrease in venture partners' share of ventures' operations for the year ended December 31, 1994 compared to the year ended December 31, 1993 and the corresponding decrease in venture partners' deficits in ventures for the year ended December 31, 1994 compared to the year ended December 31, 1993 is primarily due to the sale of the Partnership's interest in Carrara Place Limited and the First Interstate transaction (see Note 7).

     The gain on sale or disposition, net of venture partner's share for the year ended December 31, 1995 is due to the sale of Carlyle Seattle's remaining interest in First Interstate. The gain on sale or disposition, net of venture partners' share for the year ended December 31, 1994 is due to the redemption of the Partnership's interest in Carrara Place Limited and partial sale and restructuring of First Interstate (see Note 7). The gain on the sale or disposition of investment properties for the year ended December 31, 1993 is due to the second mortgage lender's realization upon its security represented by the Country Square Apartments in February 1993 and the gain on sale of the Sierra Pines and Crossing Apartments in July 1993.

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

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES



                             INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements



                                                  SCHEDULE
                                                  --------

Consolidated Real Estate and Accumulated DepreciationIII



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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XII and consolidated ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994


                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $ 10,946,150     30,504,207
  Short-term investments (note 1). . . . . . . . . . . . . .          --         1,944,746
  Rents and other receivables. . . . . . . . . . . . . . . .        560,228        570,935
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .        116,454        102,740
  Escrow deposits (note 4(b)). . . . . . . . . . . . . . . .      1,645,121      1,504,334
                                                               ------------    -----------

       Total current assets. . . . . . . . . . . . . . . . .     13,267,953     34,626,962
                                                               ------------    -----------

Investment properties, at cost (notes 2, 3, and 4)-Schedule III:
    Land and leasehold interest. . . . . . . . . . . . . . .     17,171,695     17,171,695
    Buildings and improvements . . . . . . . . . . . . . . .    105,732,483    105,128,812
                                                               ------------    -----------

                                                                122,904,178    122,300,507
    Less accumulated depreciation. . . . . . . . . . . . . .     42,824,687     39,346,202
                                                               ------------    -----------
       Total investment properties,
         net of accumulated depreciation . . . . . . . . . .     80,079,491     82,954,305
                                                               ------------    -----------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . .        407,246        471,479
Accrued rents receivable (note 1). . . . . . . . . . . . . .        914,627        684,842
Venture partners' deficit in ventures. . . . . . . . . . . .          6,931      5,376,969
Escrow deposits (note 4(b)). . . . . . . . . . . . . . . . .        612,300        898,971
                                                               ------------    -----------

                                                               $ 95,288,548    125,013,528
                                                               ============    ===========




                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1995            1994
                                                               ------------    -----------
Current liabilities:
  Current portion of long-term debt (notes 3 and 4). . . . .   $ 18,878,959      1,683,440
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      1,164,924        733,505
  Accrued interest . . . . . . . . . . . . . . . . . . . . .        271,246        378,976
  Accrued real estate taxes. . . . . . . . . . . . . . . . .      2,381,207      2,337,868
  Other current liabilities. . . . . . . . . . . . . . . . .        217,434        533,509
                                                               ------------    -----------
       Total current liabilities . . . . . . . . . . . . . .     22,913,770      5,667,298
Tenant security deposits . . . . . . . . . . . . . . . . . .         21,530         22,734
Note payable (note 7(b)) . . . . . . . . . . . . . . . . . .          --        15,000,000
Long-term debt, less current portion (note 4). . . . . . . .     59,465,831     78,051,656
                                                               ------------    -----------
Commitments and contingencies (notes 3, 4 and 8)

       Total liabilities . . . . . . . . . . . . . . . . . .     82,401,131     98,741,688
Venture partners' equity in ventures (note 3). . . . . . . .        547,383        479,813
Deferred gain on sale of investment property (note 7(b)) . .          --         5,000,000
Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . .          1,000          1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . .     (8,061,836)    (8,190,436)
    Cumulative cash distributions. . . . . . . . . . . . . .       (818,228)      (583,877)
                                                               ------------    -----------
                                                                 (8,879,064)    (8,773,313)
                                                               ------------    -----------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs . . . . . .    141,003,683    141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . .    (76,536,044)   (91,390,527)
    Cumulative cash distributions. . . . . . . . . . . . . .    (43,248,541)   (20,047,816)
                                                               ------------    -----------
                                                                 21,219,098     29,565,340
                                                               ------------    -----------
       Total partners' capital accounts (deficits) . . . . .     12,340,034     20,792,027
                                                               ------------    -----------
                                                               $ 95,288,548    125,013,528
                                                               ============    ===========

                 See accompanying notes to consolidated financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .    $22,300,351     43,102,907     48,834,313
  Interest income. . . . . . . . . . . . . .        938,121        442,110        351,898
  Other income . . . . . . . . . . . . . . .          --            25,892          --
                                               ------------    -----------    -----------
                                                 23,238,472     43,570,909     49,186,211
                                               ------------    -----------    -----------
Expenses:
  Mortgage and other interest. . . . . . . .      9,024,210     20,804,238     24,850,497
  Depreciation . . . . . . . . . . . . . . .      3,478,485      7,779,552      9,144,746
  Property operating expenses. . . . . . . .     11,000,332     17,844,877     20,304,224
  Management fees to corporate general partner        --            17,185          --
  Professional services. . . . . . . . . . .        271,107        358,196        378,862
  Amortization of deferred expenses. . . . .         64,233      1,130,506      1,261,667
  General and administrative . . . . . . . .        385,664        149,587        332,765
                                               ------------    -----------    -----------
                                                 24,224,031     48,084,141     56,272,761
                                               ------------    -----------    -----------
        Operating earnings (loss). . . . . .       (985,559)    (4,513,232)    (7,086,550)
Venture partners' share of ventures'
  operations (note 3). . . . . . . . . . . .        277,861      1,596,830      2,415,069
                                               ------------    -----------    -----------
        Net operating earnings (loss). . . .       (707,698)    (2,916,402)    (4,671,481)
Gain on sale or disposition, net of venture
  partners' share (note 7) . . . . . . . . .     15,690,781     30,614,901      4,091,683
                                               ------------    -----------    -----------
        Net earnings (loss) before
          extraordinary items. . . . . . . .     14,983,083     27,698,499       (579,798)
Extraordinary items (notes 4(b) and
  4(c)). . . . . . . . . . . . . . . . . . .          --          (675,062)         --
                                               ------------    -----------    -----------
        Net earnings (loss). . . . . . . . .   $ 14,983,083     27,023,437       (579,798)
                                               ============    ===========    ===========



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                   1995           1994           1993
                                               ------------   ------------   ------------

        Net earnings (loss) per limited
          partnership interest (note 1):
            Net operating earnings (loss). .   $      (4.25)        (17.50)        (28.03)
            Net gain on sale or disposition
              of interests in investment
              properties, net of venture
              partner's share. . . . . . . .          97.08         189.42          25.32
            Net extraordinary items. . . . .          --             (4.18)         --
                                               ------------    -----------    -----------
        Net earnings (loss). . . . . . . . .   $      92.83         167.74          (2.71)
                                               ============    ===========    ===========


























                 See accompanying notes to consolidated financial statements.


                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                           GENERAL PARTNERS                                LIMITED PARTNERS (160,005 INTERESTS)
           ------------------------------------------------    -------------------------------------------------------
                                                     CONTRI-
                                                     BUTIONS
                   NET       CASH                    NET OF       NET
        CONTRI-  EARNINGS   DISTRI-                 OFFERING    EARNINGS      CASH
        BUTIONS   (LOSS)    BUTIONS      TOTAL       COSTS       (LOSS)   DISTRIBUTIONS   TOTAL
        ------- ---------- ---------- ----------- ----------- ----------- ------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1992. . .$1,000(8,227,236) (564,211) (8,790,447) 141,003,683(117,797,366) (20,047,816) 3,158,501

Net loss
 (note 5). --     (145,942)    --       (145,942)      --        (433,856)       --      (433,856)
         ------ ----------  --------  ----------  -----------------------  ----------------------

Balance
 (deficit)
 Decem-
 ber 31,
 1993. . .1,000 (8,373,178) (564,211) (8,936,389) 141,003,683(118,231,222) (20,047,816) 2,724,645

Net earnings
 (note 5). --      182,742     --        182,742       --      26,840,695        --    26,840,695

Cash dis-
 tribution --        --      (19,666)    (19,666)      --           --           --         --
         ------ ----------  --------  ----------  -----------------------  ----------- ----------


                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                           GENERAL PARTNERS                                LIMITED PARTNERS (160,005 INTERESTS)
           ------------------------------------------------    -------------------------------------------------------
                                                     CONTRI-
                                                     BUTIONS
                   NET       CASH                    NET OF       NET
        CONTRI-  EARNINGS   DISTRI-                 OFFERING    EARNINGS      CASH
        BUTIONS   (LOSS)    BUTIONS      TOTAL       COSTS       (LOSS)   DISTRIBUTIONS   TOTAL
        ------- ---------- ---------- ----------- ----------- ----------- ------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1994. . .1,000 (8,190,436) (583,877) (8,773,313)141,003,683  (91,390,527) (20,047,816)29,565,340

Net earnings
 (note 5). --      128,600     --        128,600       --      14,854,483        --    14,854,483

Cash dis-
 tribution
 ($145 per
 Limited
 Partner
 interest)
 (note 9). --        --     (234,351)   (234,351)      --           --     (23,200,725)(23,200,725)
         ------ ----------  --------  ----------  ----------- -----------  ----------- ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1995. . .$1,000(8,061,836) (818,228) (8,879,064)141,003,683  (76,536,044) (43,248,541)21,219,098
         ====== ==========  ========  ========== ===========  ===========  =========== ==========









                   See accompanying notes to consolidated financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   1995           1994            1993
                                               ------------   ------------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .   $ 14,983,083     27,023,437       (579,798)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . .      3,478,485      7,779,552      9,144,746
    Amortization of deferred expenses. . . .         64,233      1,130,506      1,261,667
    Amortization of discount on long-term debt      299,737        308,538      1,514,317
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . .       (277,861)    (1,596,830)    (2,415,069)
    Gain on sale or disposition of interests
      in investments properties, net of
      venture partners' share. . . . . . . .    (15,690,781)   (30,614,901)    (4,091,683)
    Extraordinary item . . . . . . . . . . .          --           675,062          --
  Changes in:
    Rents and other receivables. . . . . . .         10,707       (606,584)      (155,834)
    Prepaid expenses . . . . . . . . . . . .        (13,714)        51,333        108,280
    Escrow deposits. . . . . . . . . . . . .        531,334     (1,601,546)       533,069
    Accrued rents receivable . . . . . . . .       (229,785)      (451,555)      (371,958)
    Accounts payable . . . . . . . . . . . .        431,419     (2,943,489)    (1,407,489)
    Accrued interest . . . . . . . . . . . .      1,298,520      1,403,937      2,322,534
    Accrued real estate taxes. . . . . . . .         43,339        (38,788)      (240,052)
    Other current liabilities. . . . . . . .       (316,075)      (281,527)       (95,672)
    Tenant security deposits . . . . . . . .         (1,204)        17,587        (74,176)
                                               ------------   ------------  -------------
          Net cash provided by
            operating activities . . . . . .      4,611,437        254,732      5,452,882
                                               ------------   ------------  -------------



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1995           1994            1993
                                               ------------   ------------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . .      1,944,746      4,920,786     (1,255,540)
  Additions to investment properties . . . .       (603,671)    (3,274,218)    (3,097,755)
  Proceeds from sale or disposition of
    investment properties, net of selling
    expenses (notes 4(b) and 7(b)) . . . . .          --        14,862,094      1,892,932
  Proceeds from sale of option, net of
    venture partner share. . . . . . . . . .          --         3,665,000          --
  Escrow deposits. . . . . . . . . . . . . .       (385,450)      (898,971)         --
  Payment of deferred expenses . . . . . . .          --          (266,986)      (274,549)
                                               ------------   ------------  -------------
          Net cash provided by (used in)
            investing activities . . . . . .        955,625     19,007,705     (2,734,912)
                                               ------------   ------------  -------------
Cash flows from financing activities:
  Proceeds from note payable, net of
    venture partner share. . . . . . . . . .          --        10,995,000          --
  Refunded portion of loan commitment fee. .          --           238,215     (1,163,524)
  Payment of deferred expenses . . . . . . .          --             --           (51,087)
  Principal payments on long-term debt . . .     (1,690,043)    (2,395,459)    (1,746,375)
  Proceeds of long-term debt . . . . . . . .          --             --           388,020
  Venture partners' contributions to venture          --           159,709        165,051
  Distributions to venture partners. . . . .          --          (525,559)      (285,519)
  Distributions to limited partners. . . . .    (23,200,725)         --             --
  Distributions to general partners. . . . .       (234,351)       (19,666)         --
                                               ------------   ------------  -------------
          Net cash provided by (used in)
            financing activities . . . . . .    (25,125,119)     8,452,240     (2,693,434)
                                               ------------   ------------  -------------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . .    (19,558,057)    27,714,677         24,536
          Cash and cash equivalents,
            beginning of year. . . . . . . .     30,504,207      2,789,530      2,764,994
                                               ------------   ------------  -------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . .   $ 10,946,150     30,504,207      2,789,530
                                               ============   ============  =============



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1995           1994           1993
                                               ------------   ------------    -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest.   $  7,425,953     19,091,763     21,055,562
                                               ============   ============  =============
  Non-cash investing and financing activities:
    Balance due on mortgage note payable cancelled$      --          --        12,239,900
    Balance due on note payable canceled . .     15,000,000          --             --
    Recognition of deferred gain on sale
      of interest in investment property . .      5,000,000          --             --
    Reduction of land. . . . . . . . . . . .          --             --        (2,170,000)
    Reduction of buildings and improvements.          --             --       (14,045,964)
    Reduction of accumulated depreciation. .          --             --         5,454,885
    Reduction of accrued interest payable. .      1,406,250          --            41,916
    Venture partners' share of gain. . . . .     (5,715,469)         --             --
                                               ------------   ------------  -------------
      Non-cash gain recognized on
        disposition of investment property .   $ 15,690,781          --         1,520,737
                                               ============   ============  =============
    Disposals of fully depreciated assets. .   $      --         2,064,523        793,534
                                               ============   ============  =============
    Loan proceeds utilized for additions to
      investment property and payment of
      deferred expenses. . . . . . . . . . .   $      --         2,698,601          --
                                               ============   ============  =============
 Sale of investment properties (note 7):
   Total sales proceeds,
      net of selling expenses. . . . . . . .   $      --             --        13,872,932
   Principal balance on loans payable. . . .          --             --       (11,980,000)
                                               ------------   ------------  -------------
          Cash sales proceeds from sale of
            investment properties, net of
             selling expenses. . . . . . . .   $      --             --         1,892,932
                                               ============   ============  =============




                 See accompanying notes to consolidated financial statements.


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Carlyle Seattle Associates ("Carlyle Seattle") (note 7), Stonybrook Partners Limited Partnership ("Stonybrook"), Carrara Place Limited ("Carrara") (sold in 1994; see note
7), Carlyle/National City Associates ("Carlyle/National City") and through November 30, 1994, Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate") (note 7). The effect of all transactions between the Partnership and the ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to First Interstate, effective December 1, 1994, due to the sale of 49.95% of Carlyle Seattle's interest until the remaining interest was sold on December 15, 1995 (note 7). Accordingly, the accompanying consolidated financial statements do not include the accounts of entities accounted for under the equity method.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                            1995                            1994
                             ------------------------------ ------------------------------
                                 GAAP BASIS      TAX BASIS      GAAP BASIS      TAX BASIS
                                                (UNAUDITED)
                                ------------    -----------    ------------    -----------

Total assets . . . . . . . . .  $ 95,288,548     22,555,614    125,013,528     45,555,092

Partners' capital accounts
  (deficits) (note 5):
    General partners . . . . .    (8,879,064)    (5,577,644)    (8,773,313)    (5,596,056)
    Limited partners . . . . .    21,219,098     (2,927,821)    29,565,340     24,217,044

Net earnings (loss) (note 5):
    General partners . . . . .       128,600        252,763        182,742      4,710,614
    Limited partners . . . . .    14,854,483     (3,944,140)    26,840,695     55,184,823

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . .         92.83         (24.65)        167.74         344.89
                                ============    ===========    ===========    ===========



     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each year (160,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made to the 1994 and 1993 Consolidated Financial Statements to conform with the 1995 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and certificates of deposit at cost which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($10,773,569 and $30,086,428 held at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107, ("SFAS 107"),"Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. Given the default of the debt secured by the Permian Mall, it is not practical to estimate a value for SFAS 107. The remaining debt, with a carrying balance of $60,589,705, has been calculated to have an SFAS 107 value of $61,333,811 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures, ten apartment complexes, four office buildings, and two enclosed shopping malls. During 1984, the Partnership sold its interest in the Arbor Town Apartments-I and the Arbor Town Apartments-II complexes. Subsequently, in 1992, the lenders on the Arbor Town Apartments-I and Arbor Town Apartments-II complexes realized upon their security and obtained title to the properties resulting in the Partnership no longer having a security interest in the properties. In 1986, the Partnership conveyed its interest in the Presidio West Apartments-II and sold its interest in the San Mateo shopping center. In 1990, the Partnership disposed of its interest in the Timberline Apartments and sold its interest in the Meadows Southwest Apartments. In 1991, the Partnership, through its joint venture, disposed of its interest in the Summerfield/Oakridge Apartments. In 1992, the Yerba Buena venture transferred title to the property to the lender.
In 1993, the Partnership sold its interest in the Sierra Pines Apartments and The Crossing Apartments, and disposed of its interest in the Country Square Apartments. In 1994, the Partnership redeemed its interest in Carrara Place Limited (note 7). Also in 1994, Carlyle Seattle sold 49.95% of its interest in and issued an option to sell its remaining 50.05% interest in the First Interstate venture (note 7). In 1995, Carlyle Seattle sold its remaining interest in the First Interstate venture (note
7). The three properties owned at December 31, 1995 were completed and in operation.

     Depreciation on the operating properties has been provided over estimated useful lives of 5 to 30 years using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     All investment properties are pledged as security for long-term debt, for which there is no recourse to the Partnership as described in note 4.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership, at December 31, 1995, is a party to certain operating joint venture agreements. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The venture properties have been financed under various long-term debt arrangements as described in note 4.

     One of the ventures' properties produced net cash receipts during 1995, two in 1994. In general, operating profits and losses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated in accordance with the partners' respective economic interests. The Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.



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

     (b)  First Interstate Center

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest in First Interstate. On December 15, 1995, Carlyle Seattle sold the remaining 50.05% of its interest in First Interstate (note 7(b)).

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

     The terms of the Carlyle Seattle venture agreement provided that all the capital contributions were to be made in the proportion of 73.3% by the Partnership and 26.7% by C-X. The Carlyle Seattle venture agreement further provided that all of the venture's share of First Interstate's annual cash flow, sale or refinancing proceeds, operating profits and losses, and tax items would be allocated 73.3% to the Partnership and 26.7% to C-X.

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

     In connection with the transaction, the First Interstate Venture Agreement was amended to convert Carlyle Seattle's remaining general partnership interest to a limited partnership interest. Additionally, the amendment stated that no profits, income or gain shall be allocable to Carlyle Seattle except to the extent that Carlyle Seattle receives distributions from First Interstate and operating losses shall be allocated to the extent of Carlyle Seattle's positive capital account balance and thereafter at 25.025%. The amended Venture Agreement provided that any distributions to Carlyle Seattle be subordinate to the joint venture partner's preferred return (as defined). No distributions were made to Carlyle Seattle from operations subsequent to the initial sale transaction.

Additionally, effective December 1, 1994, until the remaining interest was sold on December 15, 1995, the equity method of accounting has been applied with respect to Carlyle Seattle's interest in First Interstate as Carlyle Seattle's interest had decreased to less than 50% and converted to a limited partnership interest.

     The office building was managed by an affiliate of the First
Interstate joint venture partner for a fee computed at 2% of base and percentage rents.


     (c)  Carrara

     In December 1994, the venture redeemed the Partnership's interest in Carrara Place Limited to the venture (note 7(c)).

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

     (d)  Stonybrook Apartments

     To explore the Partnership's options regarding this property, the Partnership began marketing the property for sale. In February 1996, the Partnership entered into a non-binding letter of intent to sell the Stonybrook Apartments. The prospective purchaser (an independent third party) is currently conducting its due diligence review with respect to the property and proposed transaction and is expected to complete such review by mid April 1996. A sale of the property for the proposed terms would result in a gain to the Partnership for financial reporting and Federal income tax purposes in 1996. The letter of intent executed by the Partnership and the prospective purchaser is non-binding with respect to the sale of the Partnership's interest in the property and consummation of the proposed transaction is subject to the satisfaction of various conditions. Therefore, there can be no assurance that any such sale will be consummated on any terms.




(4)  LONG-TERM DEBT

     (a)  General

     Long-term debt consists of the following at December 31, 1995 and 1994:
                                                                     1995         1994
                                                                 -----------  -----------
9.175% (9.21% through September 30, 1994) mortgage obligation;
  secured by the Stonybrook-II apartment complex in
  Tucson, Arizona; principal and interest payable monthly
  at specified pay rates; unpaid accrued interest and the
  remaining principal balance due October 1, 1999
  (refinanced in 1994, see note 4(c)). . . . . . . . . . . .     $ 4,061,350    4,102,600

9-7/8% mortgage note; secured by the Permian Mall
  shopping center in Odessa, Texas; payable in
  monthly installments of principal and interest
  of $238,891 until June 1, 2010; balance is net
  of $4,299,737 and $4,599,213, respectively, of
  unamortized discount based upon an imputed
  interest rate of 14% (in default as of
  February 1996, see note 4(d)). . . . . . . . . . . . . . .      17,755,085   18,114,034

Mortgage note; secured by the National City Center
  office building in Cleveland, Ohio; payable in
  monthly installments of principal and interest
  (at 9-5/8% per annum increasing to 11-7/8% per
  annum on January 1, 1994) of $545,164 and $634,221,
  respectively, until April 8, 1994 when the
  outstanding principal balance of $55,958,054
  was refinanced.  The refinanced mortgage is payable
  in monthly installments of principal and interest
  (at 8.5% per annum) of $486,767 until April 10, 2001
  when the remaining principal balance is due,
  see note 4(b)) . . . . . . . . . . . . . . . . . . . . . .      56,528,355   57,518,462
                                                                 ----------- ------------

           Total debt. . . . . . . . . . . . . . . . . . . .      78,344,790   79,735,096
           Less current portion of long-term debt
             (note 4(d)) . . . . . . . . . . . . . . . . . .      18,878,959    1,683,440
                                                                 ----------- ------------

           Total long-term debt. . . . . . . . . . . . . . .     $59,465,831   78,051,656
                                                                 =========== ============





     Five year maturities of long-term debt (exclusive of amortization of discount) are as follows:

             1996. . . . . . . . . $18,878,959
             1997. . . . . . . . .   1,222,876
             1998. . . . . . . . .   1,314,048
             1999. . . . . . . . .   5,316,983
             2000. . . . . . . . .   1,512,192
                                   ===========

     (b)  National City Center Office Building

     Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994. The loan will be amortized over 22 years with a balloon payment due on April 10, 2001. Carlyle/National City paid a refundable loan commitment fee of $1,163,524 in 1993 in conjunction with the refinancing. The fee was applied to accrued interest and the prepayment penalty of $580,586 based on the outstanding mortgage balance at the time of refinancing, with the balance of $238,215 refunded to Carlyle/National City in 1994. In addition, the lender required an escrow account of $612,000 to be established at the inception of the refinancing for future tenant improvement costs at the property. The escrowed funds are to be released to the venture upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the extension of Baker & Hostetler lease. The Venture is required to escrow approximately $313,000 per year in 1994 through 1996 and approximately $236,000 per year in 1997 and 1998. The Partnership's share of extraordinary loss on extinguishment of debt ($1,000,547) consisting of the prepayment penalty, the unamortized loan discount and unamortized loan fees at the time of refinancing was recorded in 1994.

     (c)  Stonybrook Apartments

     The mortgages on Stonybrook Apartments II matured October 1, 1994 (Stonybrook Apartments I is not subject to a mortgage loan) with an outstanding balance of approximately $4,807,000. The Partnership refinanced the $4,152,600 first mortgage loan and extended the maturity date to October 1, 1999. The loan requires monthly interest and principal payments of approximately $35,000 with a balloon payment due at maturity. The Partnership remitted a $40,000 principal payment to the lender, reducing the amount refinanced to $4,112,600. Concurrently, the Partnership paid in full the second mortgage note secured by the property in the amount of $654,800. Accrued and unpaid interest in the amount of $325,485 was forgiven by the lender and is reflected as an extraordinary item in 1994.

     (d)  Permian Mall

     Although the property produced cash flow in 1994, the property operated at a deficit in 1995. This deficit was primarily due to declining retail sales resulting in lower effective rents. Additionally, significant funds which the Partnership estimates to be at a minimum of $1,000,000 would have been required in the near future for major roof and parking lot repairs. In anticipation of the necessary major repairs and potential leasing costs, the Partnership had initiated discussions with the mortgage lender regarding a modification of the loan. The Partnership was unable to secure such modification. Due to these facts, the Partnership was unable to pay the 1995 real estate taxes assessed on the property in the amount of $770,000 due in January, 1996 nor has it remitted all of the scheduled debt service payments since December 1995. Consequently, the Partnership received a notice of default from the lender in February 1996. It is expected that the lender will realize upon its security and take possession of the property in 1996. This transaction would result in the Partnership no longer having an ownership interest in the property, and will result in a net gain for financial reporting purposes and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1996.


     (e)  Debt Modifications

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

     In conjunction with the modification, the venture had agreed to transfer title to the lender if the venture failed to pay the loan in full on the earlier of the extended maturity date or an acceleration of the loan as a result of the occurrence of an event of default (as defined) (note 7(c)).


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

     The Partnership Agreement, additionally, generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness (as defined) after such event. In general, the effect of this provision is to allow the deferral of the recognition of taxable gain to the Limited Partners.


     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash receipts" of the Partnership will be allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). Distributions of "sale proceeds" and "financing proceeds" are to be allocated 99% to the Limited Partners and 1% to the General Partners until receipt by the Limited Partners of their initial contributed capital plus a stipulated return thereon. Thereafter, distributions of "sale proceeds" and "financing proceeds" are to be allocated to the General Partners until the General Partners have received an amount equal to 3% of the gross sales prices of any properties sold, then the balance 85% to the Limited Partners and 15% to the General Partners. The Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership. The Limited Partners have not received cash distributions to satisfy these requirements.


(6)  MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager is acting as the property manager of the National City Center Office Building and Stonybrook Apartments after the sale on the same terms that existed prior to the sale.


(7)  SALE OF INVESTMENT PROPERTIES

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

     (b)  First Interstate

     In May 1994, Carlyle Seattle Associates ("Carlyle Seattle") a partnership in which the Partnership owns an interest executed an agreement which granted an option to sell its interest in the Wright-Carlyle Seattle ("First Interstate") venture to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest between one year and two years after the sale closing date. On December 1, 1994 (initial sale transaction closing) Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 in cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) which was secured by the remaining 50.05% of Carlyle Seattle's interest in First Interstate.
The exercise price for the remaining 50.05% interest was to be $21,350,000 if the purchase option was exercised on or before December 22, 1995 and increasing 7% per annum thereafter until the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan could be applied toward the exercise price. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle was the sole limited partner and the unaffiliated venture partner was the sole general partner. The Partnership's share of proceeds from this transaction was approximately $29,522,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share was $25,210,324) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share was $61,224,798) for Federal income tax purposes in 1994.

     On December 15, 1995, the unaffiliated venture exercised its option to purchase the Partnership's remaining 50.05% interest in Carlyle Seattle for $21,350,000. The exercise price was satisfied by applying the $5,000,000 option purchase price paid at the initial closing and applying the balance of unpaid principal ($15,000,000) and accrued interest ($1,406,250) on the Carlyle Seattle loan. Therefore, there are no additional cash proceeds from the sale of Carlyle Seattle's remaining 50.05% interest. As a result of this transaction, Carlyle Seattle realized a gain on sale of approximately $21,406,000 for financial reporting purposes of which the Partnership's share is approximately $15,691,000.

     (c)  Carrara

     In December 1994, the venture redeemed the Partnership's interest in Carrara Place Limited for $750,000 in cash at closing. As a result of the redemption, the Partnership recognized a gain of $5,404,577 for financial reporting purposes and $12,141,105 for Federal income tax purposes in 1994.



     (d)  Sierra Pines and Crossing Apartments

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


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, the Partnership and its consolidated ventures' principal assets are one apartment complex, one enclosed shopping mall and one office building. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful life.

     Leases with commercial tenants range in term from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector. Apartment complex leases in effect at December 31, 1995 are generally for a term of one year or less and provide for annual rents of approximately $1,840,482.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

              Shopping mall:
                Cost . . . . . . . . . .  $ 24,845,917
                Accumulated depreciation    (9,145,348)
                                          ------------
                                            15,700,569
                                          ------------
              Office buildings:
                Cost . . . . . . . . . .    89,955,966
                Accumulated depreciation   (29,742,071)
                                          ------------
                                            60,213,895
                                          ------------
              Apartment complex:
                Cost . . . . . . . . . .     8,102,295
                Accumulated depreciation    (3,937,268)
                                          ------------
                                             4,165,027
                                          ------------
                   Total . . . . . . . .  $ 80,079,491
                                          ============


     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

             1996. . . . . . . . . .  $ 13,859,963
             1997. . . . . . . . . .    11,094,148
             1998. . . . . . . . . .    10,801,014
             1999. . . . . . . . . .    10,445,655
             2000. . . . . . . . . .     9,967,097
             Thereafter. . . . . . .    46,572,634
                                      ------------
                 Total . . . . . . .  $102,740,511
                                      ============

     (b)  As Property Lessee

     First Interstate owned a net leasehold interest (which was scheduled to expire in 2052) in the land underlying the Seattle, Washington office building, subject to a 20-year extension. The lease provided for an annual rent of $670,000 and had been determined to be an operating lease (note 7(b)).

     Concurrent with the sale transaction, an affiliate of the new general partner in First Interstate purchased the land underlying the office building and terminated the related ground lease.


(9)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1995         1994          1993         1995
                                       --------     --------      --------  --------------
Property management and
  leasing fees . . . . . . . . . .     $378,886    1,268,265     1,055,773        175,490
Insurance commissions. . . . . . .       36,870       39,097        50,000           --
Reimbursement (at cost) for
  accounting services. . . . . . .      106,919      126,072        88,062           --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . .       39,302       21,554          --             --
Reimbursement (at cost) for
  legal services . . . . . . . . .        6,265       11,473        11,247           --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . .      125,278       85,037       160,905          47,944
                                       --------    ---------      --------        --------

                                       $693,520    1,551,498     1,365,987         223,434
                                       ========    =========      ========        ========

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $52,772 that had not previously been reimbursed.





     The General Partners and their affiliates had deferred through June 30, 1988 payment of certain property management and leasing fees. In 1995, the Partnership paid deferred property management and leasing fees of $44,450.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership in 1995 were $36,300.


                                                                           SCHEDULE III
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995



                                                        COST
                                                    CAPITALIZED           GROSS AMOUNT AT
                            INITIAL COST TO         SUBSEQUENT TO          WHICH CARRIED
                          PARTNERSHIP (A)            ACQUISITION      AT CLOSE OF PERIOD (B)(C)
                   --------------------------  --------------------------------------------------
                         LAND AND   BUILDINGS   LAND AND     BUILDINGS   LAND AND   BUILDINGS
                         LEASEHOLD     AND      LEASEHOLD       AND     LEASEHOLD      AND
            ENCUMBRANCE  INTERESTS IMPROVEMENTS INTERESTS  IMPROVEMENTS INTERESTS  IMPROVEMENTS
           ------------ ---------------------------------  ----------------------- ------------

APARTMENT
 BUILDING:
  Tucson,
   Arizona .$ 4,061,350   1,331,500   7,885,152 (214,805)      (899,552) 1,116,695    6,985,600
OFFICE
 BUILDINGS:
  Cleveland,
   Ohio. . . 56,528,355  13,500,000  69,078,344    --         7,377,622 13,500,000   76,455,966
SHOPPING MALL:
 Odessa, Texas17,755,085  2,555,000  20,145,739    --         2,145,178  2,555,000   22,290,917
            -----------  ----------  ---------- --------     ---------- ----------  -----------

    Total. .$78,344,790  17,386,500  97,109,235 (214,805)     8,623,248 17,171,695  105,732,483
            ===========  ==========  ========== ========     ========== ==========  ===========



                                                               SCHEDULE III - CONTINUED
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995

                                                                     LIFE ON WHICH
                                                                     DEPRECIATION
                                                                      IN LATEST
                                                                     STATEMENT OF      1995
                            ACCUMULATED        DATE OF     DATE       OPERATIONS   REAL ESTATE
                TOTAL     DEPRECIATION(D)   CONSTRUCTION ACQUIRED    IS COMPUTED      TAXES
            -----------   ---------------   ---------------------- --------------- -----------
APARTMENT
BUILDINGS:
 Tucson,
 Arizona . .$  8,102,295        3,937,268       1983       10/1/82      5-30 years     151,136
OFFICE
BUILDINGS:
 Cleveland,
 Ohio. . . .  89,955,966       29,742,071       1980       7/27/83      5-30 years   1,553,532
SHOPPING
 MALL:
 Odessa,
 Texas . . .  24,845,917        9,145,348       1979      12/28/82      5-30 years     760,188
            ------------      -----------                                            ---------

    Total. .$122,904,178       42,824,687                                            2,464,856
            ============      ===========                                            =========





                                                               SCHEDULE III - CONTINUED
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995

- -----------------
     (A)  The cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes is
$136,789,584.
     (C)  Reconciliation of real estate owned:

                                                     1995          1994            1993
                                                 ------------  ------------    -----------
     Balance at beginning of period. . . . . .   $122,300,507   253,999,834    287,739,781
     Additions during period . . . . . . . . .        603,671     3,274,218      3,097,755
     Reductions during period. . . . . . . . .          --     (134,973,545)   (36,837,702)
                                                 ------------   -----------    -----------

     Balance at end of period. . . . . . . . .   $122,904,178   122,300,507    253,999,834
                                                 ============   ===========    ===========

(D)  Reconciliation of accumulated depreciation:
     Balance at beginning of period. . . . . .   $ 39,346,202    82,546,206     88,213,016
     Depreciation expense. . . . . . . . . . .      3,478,485     7,779,552      9,144,746
     Reduction in accumulated depreciation . .          --      (50,979,556)   (14,811,556)
                                                 ------------   -----------    -----------

     Balance at end of period. . . . . . . . .   $ 42,824,687    39,346,202     82,546,206
                                                 ============   ===========    ===========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1995 and 1994.



                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers and directors and members of their families. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995, ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates - XII, L.P., the Associate General Partner, and elected to continue the business of Realty Associates - XII, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:



                                                 SERVED IN
   NAME                OFFICE                    OFFICE SINCE
   ----                ------                    ------------

   Judd D. Malkin     Chairman                     5/03/71
                      Director                     5/03/71
                      Chief Financial Officer      2/22/96
   Neil G. Bluhm      President                    5/03/71
                      Director                     5/03/71
   Burton E. Glazov   Director                     7/01/71
   Stuart C. Nathan   Executive Vice President     5/08/79
                      Director                     3/14/73
   A. Lee Sacks       Director                     5/09/88
   John G. Schreiber  Director                     3/14/73
   H. Rigel Barber    Chief Executive Officer and  8/01/93
                      Executive Vice President     1/02/87
   Glenn E. Emig      Executive Vice President     1/01/93
                      Chief Operating Officer      1/01/95
   Gary Nickele       Executive Vice President     1/01/92
                      General Counsel              2/27/84
   Gailen J. Hull     Senior Vice President        6/01/88
   Howard Kogen       Senior Vice President        1/02/86
                      Treasurer                    1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.


     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schrieber is also a director of Urban Shopping Center, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers and is a director of a number of investment companies or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993. Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.




ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described in Notes 5 and 9. The Partnership deferred the General Partner's cash distribution and deferred management fees related to the third and fourth quarters of 1991. In December 1994, the Partnership paid the General Partner the previously deferred cash distributions and management fees. The General Partners received a share of the Partnership's income aggregating $252,763.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     Urban Retail Properties, Co., an affiliate of the Corporate General Partner, provided property management services to the Partnership for all or part of 1995 for the Permian Mall in Odessa, Texas at fees calculated at a percentage of gross income from the properties. In 1995, such affiliate earned property management fees amounting to $378,886 for such services.
As of December 31, 1995, property management and leasing fees due to such affiliates in the amount of $175,490 remain unpaid. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than specified in the Prospectus), and such agreements must be terminable by either party thereto, without penalty, upon 60 days notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1995 aggregating approximately $36,870, all of which were paid in 1995 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership in 1995 were $36,300.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $125,278, of which $47,944 was unpaid as of December 31, 1995.

     Additionally, the General Partners may be reimbursed for salaries and salary related expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1995, such costs were $152,486, all of which have been paid.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)   No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                              NAME OF                          AMOUNT AND NATURE
                              BENEFICIAL                       OF BENEFICIAL    PERCENT
TITLE OF CLASS                OWNER                            OWNERSHIP        OF CLASS
- --------------                ----------                       -------------------------

Limited Partnership Interests JMB Realty Corporation           100 Interests    Less than 1%
                                                                  directly

Limited Partnership Interests Corporate General Partner        100 Interests    Less than 1%
                              its officers and                    directly
                              directors and the
                              Associate General
                              Partner as a group
- ---------------

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.



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

                10-C.Letter Regarding Sale/Option and Partnership Amendment, dated May 15, 1994, between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the First Interstate Center in Seattle, Washington is hereby incorporated herein by reference to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-12433) dated August 12, 1994.

                10-D.Partnership Interest Redemption Agreement among Carlyle Real Estate Limited Partnership-XII, Carrara Place Investment Partners, Ltd., F.A. Nemeck and Carrara Place Limited is hereby incorporated herein by reference to the Partnership's report for December 8, 1994 on Form 8-K (File No. 0-12433) dated November 23, 1994.

                10-E.Letter Agreement Regarding Option Closing between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the First Interstate Center in Seattle, Washington is hereby incorporated herein by reference to the Partnership's report for January 26, 1996 on Form 8-K (File No. 0-12433) dated December 15, 1995.

                10-F.Assignment and Assumption of Partnership Interest between Carlyle Seattle Associates and Wright Runstad Properties, L.P. is hereby incorporated herein by reference to the Partnership's report for January 26, 1996 on Form 8-K (File No. 0-12433) dated December 15, 1995.

                21.  List of Subsidiaries.

                24.  Powers of Attorney.

                27.  Financial Data Schedule.


                99.1.The Partnership's Report on Form 8-K (File No. 0-
                     12433) describing the sale transaction of First Interstate Center dated December, 14, 1994 for December 1, 1994 is filed herewith.

                99.2.The Partnership's Report on Form 8-K (File No. 0-
                     12433) describing the sale transaction of First Interstate Center dated January 26, 1996 for December 15, 1995 is filed herewith.

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

       (i) The Partnership's Report on Form 8-K (File No. 0-12433) for December 15, 1995 (describing the sale transaction of First Interstate Center in Seattle, Washington) was filed. This report was dated January 26, 1996.

     No annual report for the year 1995 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

              By:    JMB Realty Corporation
                     Corporate General Partner


                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Senior Vice President
              Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
              By:    Judd D. Malkin, Chairman and
                     Chief Financial Officer
              Date:  March 25, 1996

                     NEIL G. BLUHM*
              By:    Neil G. Bluhm, President and Director
              Date:  March 25, 1996

                     H. RIGEL BARBER*
              By:    H. Rigel Barber, Chief Executive Officer
              Date:  March 25, 1996

                     GLENN E. EMIG*
              By:    Glenn E. Emig, Chief Operating Officer
              Date:  March 25, 1996


                     GAILEN J. HULL
              By:    Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
              Date:  March 25, 1996

                     A. LEE SACKS*
              By:    A. Lee Sacks, Director
              Date:  March 25, 1996

                     STUART C. NATHAN*
              By:    Stuart C. Nathan, Executive Vice President
                     and Director
              Date:  March 25, 1996


              *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
              By:    Gailen J. Hull, Attorney-in-Fact
              Date:  March 25, 1996


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

3-B.     Amended and Restated Agreement of
         Limited Partnership set forth as
         Exhibit A to the Prospectus         Yes

4-A.     Mortgage loan agreement related
         to the First Interstate Center      Yes

4-B.     Mortgage loan agreement related
         to the National City Center Office
         Building                            Yes

4-C.     Amended and restated promissory
         note related to National City
         Center Office Building              Yes

4-D.     Bondowner, Borrower, Remarketing
         Agent, Bondowner election to
         retain Bonds and notice of
         remarketing rate relating to
         Stonybrook Apartments II            Yes

10-A.    Acquisition documents related to
         First Interstate Center             Yes

10-B.    Acquisition documents related to
         National City Center Office BuildingYes

10-C.    Letter regarding sale/option and
         Partnership Amendment related to
         First Interstate Center             Yes

10-D.    Partnership interest redemption
         Agreement related to Carrara
         Place                               Yes

10-E.    Letter agreement regarding option
         closing related to the First
         Interstate Center                   Yes

10-F.    Assignment and assumption of
         Partnership interest related to
         Carlyle Seattle Associates          Yes

21.      List of Subsidiaries                No

24.      Powers of Attorney                  No

27.      Financial Data Schedule             No

99.1.    Form 8-K for First Interstate CenterYes
         for December 1, 1994

99.2.    Form 8-K for First Interstate Center
         as of December 15, 1995             Yes