Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1996-05-15
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended March 31, 1996   Commission file number 0-12433




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



                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    10




PART II    OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    11

Item 5.    Other Information. . . . . . . . . . . . . . . . .    12

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    13




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 11,672,845     10,946,150
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          402,098        560,228
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          116,454        116,454
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,380,516      1,645,121
                                                                            ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .       13,571,913     13,267,953
                                                                            ------------   ------------
Investment properties, at cost:
    Land and leasehold interest . . . . . . . . . . . . . . . . . . . .       17,171,695     17,171,695
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      105,745,206    105,732,483
                                                                            ------------   ------------
                                                                             122,916,901    122,904,178
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       43,461,091     42,824,687
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       79,455,810     80,079,491
                                                                            ------------   ------------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          391,187        407,246
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          900,447        914,627
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .            6,931          6,931
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .          612,300        612,300
                                                                            ------------   ------------

                                                                            $ 94,938,588     95,288,548
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 18,984,283     18,878,959
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          434,848      1,164,924
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          288,275        271,246
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        2,240,253      2,381,207
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          396,024        217,434
                                                                            ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . . .       22,343,683     22,913,770

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           45,430         21,530
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       59,169,358     59,465,831
                                                                            ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .       81,558,471     82,401,131
Venture partners' equity in ventures. . . . . . . . . . . . . . . . . .          602,571        547,383
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (8,044,336)    (8,061,836)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (818,228)      (818,228)
                                                                            ------------   ------------
                                                                              (8,861,564)    (8,879,064)
                                                                            ------------   ------------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      141,003,683    141,003,683
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (76,116,032)   (76,536,044)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (43,248,541)   (43,248,541)
                                                                            ------------   ------------
                                                                              21,639,110     21,219,098
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       12,777,546     12,340,034
                                                                            ------------   ------------
                                                                            $ 94,938,588     95,288,548
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,514,569      5,763,864
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .          150,379        353,340
                                                                             -----------     ----------
                                                                               5,664,948      6,117,204
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .        1,904,375      2,286,043
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          636,404        860,094
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        2,390,916      2,915,873
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .          100,129        116,110
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .           16,059         16,058
  General and administrative. . . . . . . . . . . . . . . . . . . . . .          124,365         91,292
                                                                             -----------     ----------
                                                                               5,172,248      6,285,470
                                                                             -----------     ----------
       Operating earnings (loss). . . . . . . . . . . . . . . . . . . .          492,700       (168,266)
Venture partners' share of ventures' operations . . . . . . . . . . . .          (55,188)        85,886
                                                                             -----------     ----------
           Net earnings (loss). . . . . . . . . . . . . . . . . . . . .      $   437,512        (82,380)
                                                                             ===========     ==========
       Net earnings (loss) per limited partnership interest . . . . . .      $      2.62           (.49)
                                                                             ===========     ==========
       Cash distributions per limited partnership interest. . . . . . .      $     --            145.00
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   437,512         (82,380)
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       636,404         860,094
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        16,059          16,058
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        77,261          73,520
    Venture partners' share of ventures' operations . . . . . . . . . . . .        55,188         (85,886)
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       158,130          76,556
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             62,270
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       342,788         884,080
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        14,180           --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (730,076)         18,215
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,029         340,941
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (140,954)       (829,623)
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .       178,590         458,942
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        23,900          (3,228)
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .     1,086,011       1,789,559
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (8,180,225)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (12,723)         (5,104)
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (78,183)        (78,183)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .       (90,906)     (8,263,512)
                                                                             ------------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          1,856,339
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (268,410)       (404,585)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --        (23,200,725)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --           (234,351)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (268,410)    (21,983,322)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .       726,695     (28,457,275)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    10,946,150      30,504,207
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 11,672,845       2,046,932
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,810,085       1,945,102
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                   1996        1995          1996
                                 --------     ------     -------------
Property management
 and leasing fees . . . . . .    $ 98,508    286,285         13,161
Insurance commissions . . . .         171     (1,070)          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .      32,108     18,112         69,725
                                 --------    -------        -------
                                 $130,787    303,327         82,886
                                 ========    =======        =======

     Effective January 1, 1994, certain officers and directors of the Managing General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership were $8,826 and $9,103 for the three months ended March 31, 1996 and 1995, respectively.


STONYBROOK APARTMENTS

     In February 1996, the Partnership entered into a non-binding letter of intent to sell the Stonybrook Apartments. In March 1996, the Partnership executed a purchase agreement subject to the prospective buyer completing its due diligence review. A sale of the property for the proposed terms would occur in 1996 and result in a gain to the Partnership for financial reporting and Federal income tax purposes in 1996. However, there can be no assurance that such a sale will be consummated on any terms.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $462,327 and $521,344 of revenues and $283,503 and $352,721 of operating expenses for the three months ended March 31, 1996 and 1995. The property had a net carrying value of $4,172,901 and $4,165,027 at March 31, 1996 and December 31, 1995.


PERMIAN MALL

     In anticipation of necessary major repairs and potential leasing costs, the Partnership initiated discussions with the mortgage lender regarding a modification of the loan. The Partnership was unable to secure such modification. Due to these facts, the Partnership was unable to pay the 1995 real estate taxes assessed on the property in the amount of $770,000 due in January, 1996 nor did it remit all of the scheduled debt service payments since December 1995. Consequently, the Partnership received a notice of default from the lender in February 1996, and as a result, the lender then realized upon its security in April 1996. As a result of the disposition of the property, the Partnership will recognize a net gain in 1996 for financial reporting purposes and Federal income tax purposes of approximately $2,600,000 and $14,800,000, respectively, with no corresponding distributable proceeds. Approximately $500,000 of cash held at March 31, 1996 is expected to be remitted to the lender in connection with the lender realizing upon its security.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $1,380,397 and $1,514,922 of revenues and $1,357,659 and $1,668,020 of operating expenses for the three months ended March 31, 1996 and 1995. The property had a net carrying value of $15,700,569 at March 31, 1996 and December 31, 1995.


NATIONAL CITY CENTER

     A tenant who occupies approximately 66,000 square feet (12.5% of the building) whose lease is scheduled to expire in late 1996 has informed the Partnership that it intends to vacate a portion (approximately 41,000 square feet) upon expiration of its existing lease. The venture is currently exploring its options with this space. However, there can be no assurance that the venture will be able to obtain a renewal for any of the space.

     In addition, a tenant who occupies approximately 12,500 square feet and is currently operating a restaurant on the building's plaza level, has notified the Partnership that it intends to vacate its space August 31, 1996. The Partnership was notified in August 1995 of the tenant's intention to terminate its current lease effective August 31, 1996 and the tenant will owe the Partnership $45,000 for this termination right. The Partnership had been negotiating with the current restaurant manager since August 1995 to execute a new long term lease. However, the restaurant manager now intends to cease operations on August 31, 1996 due to the restaurant's inability to generate sufficient income to cover its increasing costs. The Partnership is currently exploring its options and is negotiating with several replacement restaurant tenants. However, there can be no assurance a replacement tenant will be obtained.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

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

RESULTS OF OPERATIONS

     The decrease in rents and other receivables at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of the collection of rents at the Permian Mall.

     The decrease in escrow deposits at March 31, 1996 as compared to December 31, 1995 and corresponding decrease in accrued real estate taxes is primarily due to the withdrawals made for the payment of real estate taxes at National City Center. This amount is partially offset by additional payments into the escrow accounts for future leasing costs required by terms of the loan secured by the National City Center Building.

     The decrease in accounts payable at March 31, 1996 as compared to December 31, 1995 is primarily due to the January 1996 repayment of a $604,570 bank overdraft in the Partnership's bank account at December 1995.

     The increase in other current liabilities at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of rental payments received at the National City Center.

     The decrease in rental income for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due the decreased occupancy at the Permian Mall and the Stonybrook Apartments.

     The decrease in interest income for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due the temporary investment of the First Interstate Center sales proceeds (approximately $23,000,000) prior to the distribution to the partners in February 1995.

     The decrease in mortgage and other interest for the three months ended March 31, 1996 as compared to the same period in 1995 is due to the sale of the Partnership's remaining interest in Carlyle Seattle in December 1995.

     The decrease in depreciation for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to the classification of the Permian Mall and the Stonybrook Apartments as assets held for sale or disposition and therefore not subject to continued depreciation.

     The decrease in property operating expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to decreases in maintenance costs due to the re-negotiation of certain contracts at the National City Center and a decrease in utility costs incurred at the National City Center. The decrease is also a result of a decrease in management fees at the Permian Mall and Stonybrook Apartments due to a decrease in rental income as discussed above.




PART II.  OTHER INFORMATION


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Notes to Consolidated Financial Statements filed with this report for discussions of default under, and the unsuccessful attempt to obtain refinancing, modification or extension of the mortgage loan secured by the Permian Mall which discussions are hereby incorporated herein by reference.





     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Stonybrook Apartments
      I & II
      Tucson, Arizona (a) . .        94%       77%        79%       86%     91%
 2. Permian Mall
     Odessa, Texas (b). . . .        91%       92%        93%       92%     88%
 3. National City Center
     Office Building
     Cleveland, Ohio. . . . .        97%       98%        98%       97%     97%

- ------------

     (a)  Reference is made to the Notes for a description of the purchase agreement executed in 1996 regarding this investment property.

     (b)  Reference is made to the Notes for a description of the lender obtaining title to this property in April
1996.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

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

       4-C. Bondowner, Borrower, Remarketing Agent, Issuer and Trustee Waiver, Appointment of and Acceptance by Successor Remarketing Agent, Bondowner Election to Retain Bonds and Notice of Remarketing Rate, dated October 1, 1994 relating to the refinancing of the first mortgage note relating to the Stonybrook Apartments II is hereby incorporated by reference to the Partnership's report on Form 10-K for December 31, 1995 (File No. 0-12433) dated March 27, 1995.

       10-A. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the National City Center Office Building in Cleveland, Ohio are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 2-76443), dated August 8, 1983.

       10-B. Letter Agreement Regarding Option Closing between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the First Interstate Center in Seattle, Washington is hereby incorporated herein by reference to the Partnership's report for January 26, 1996 on Form 8-K (File No. 0-12433) dated December 15, 1995.

       10-C. Assignment and Assumption of Partnership Interest between Carlyle Seattle Associates and Wright Runstad Properties, L.P. is hereby incorporated herein by reference to the Partnership's report for January 26, 1996 on Form 8-K (File No. 0-12433) dated December 15, 1995.

       27.   Financial Data Schedule

       99.1. The Partnership's Report on Form 8-K (File No. 0-12433) describing the conveyance of title of the Permian Mall dated April 17, 1996 for April 2, 1996 is filed herewith.

  (b) The following reports on Form 8-K were filed since the beginning of the period covered by this report.

             (i) The Partnership's Report on Form 8-K (File No. 0-12433) for April 2, 1996 (describing the conveyance of title of the Permian Mall in Odessa, Texas) was filed. This report was dated April 17, 1996.



                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996