Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1996-08-14
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended June 30, 1996    Commission file number 0-12433




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





                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    12




PART II    OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    13

Item 5.    Other Information. . . . . . . . . . . . . . . . .    14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    15




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  9,565,576     10,946,150
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          228,465        560,228
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            --           116,454
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,798,988      1,645,121
                                                                            ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .       11,593,029     13,267,953
                                                                            ------------   ------------
Investment properties, at cost:
    Land and leasehold interest . . . . . . . . . . . . . . . . . . . .       13,500,000     17,171,695
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       77,500,070    105,732,483
                                                                            ------------   ------------
                                                                              91,000,070    122,904,178
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       31,022,762     42,824,687
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       59,977,308     80,079,491
                                                                            ------------   ------------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          345,203        407,246
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          834,398        914,627
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .            --             6,931
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .          612,300        612,300
                                                                            ------------   ------------

                                                                            $ 73,362,238     95,288,548
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $  1,124,242     18,878,959
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          455,891      1,164,924
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          255,919        271,246
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        1,579,699      2,381,207
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .           77,418        217,434
                                                                            ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . . .        3,493,169     22,913,770

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .              305         21,530
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       54,876,709     59,465,831
                                                                            ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .       58,370,183     82,401,131
Venture partners' equity in ventures. . . . . . . . . . . . . . . . . .          645,062        547,383
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (7,977,348)    (8,061,836)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (899,640)      (818,228)
                                                                            ------------   ------------
                                                                              (8,875,988)    (8,879,064)
                                                                            ------------   ------------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      141,003,683    141,003,683
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (68,931,986)   (76,536,044)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (48,848,716)   (43,248,541)
                                                                            ------------   ------------
                                                                              23,222,981     21,219,098
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       14,346,993     12,340,034
                                                                            ------------   ------------
                                                                            $ 73,362,238     95,288,548
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,963,574     5,604,633     9,478,143    11,398,238
  Interest income . . . . . . . . . . . . . . . .      156,920       213,953       307,299       567,293
                                                   -----------    ----------   -----------    ----------
                                                     4,120,494     5,818,586     9,785,442    11,965,531
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,740,914     2,270,990     3,645,289     4,557,033
  Depreciation. . . . . . . . . . . . . . . . . .      644,287       860,092     1,280,691     1,720,186
  Property operating expenses . . . . . . . . . .    1,628,667     2,809,535     4,019,583     5,755,149
  Professional services . . . . . . . . . . . . .       65,630        71,285       165,759       187,395
  Amortization of deferred expenses . . . . . . .       15,519        16,059        31,578        32,117
  Management fees to corporate
    general partner . . . . . . . . . . . . . . .       55,557         --           55,557         --
  General and administrative. . . . . . . . . . .      111,538       131,454       235,903       222,746
                                                   -----------    ----------   -----------    ----------
                                                     4,262,112     6,159,415     9,434,360    12,474,626
                                                   -----------    ----------   -----------    ----------
       Operating earnings (loss). . . . . . . . .     (141,618)     (340,829)      351,082      (509,095)

Venture partners' share of
  ventures' operations. . . . . . . . . . . . . .      (42,491)       89,171       (97,679)      175,057
                                                   -----------    ----------   -----------    ----------

       Net operating earnings (loss). . . . . . .     (184,109)     (251,658)      253,403      (334,038)

Gain on sale or disposition
  of investment properties, net
  of venture partners share . . . . . . . . . . .    7,435,143         --        7,435,143         --
                                                   -----------    ----------   -----------    ----------

       Net income (loss)  . . . . . . . . . . . .    7,251,034      (251,658)    7,688,546      (334,038)
                                                   ===========    ==========   ===========    ==========

       Net earnings (loss) per limited
        partnership interests:
          Net operating earnings (loss) . . . . .  $     (1.10)        (1.51)         1.52         (2.00)
          Gain on sale or disposition of
            investment properties, net. . . . . .        46.00         --            46.00         --
                                                   -----------    ----------   -----------    ----------

                                                   $     44.90         (1.51)        47.52         (2.00)
                                                   ===========    ==========   ===========    ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . . .  $     35.00         --            35.00        145.00
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,688,546        (334,038)
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,280,691       1,720,186
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        31,578          32,117
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        79,333         147,988
    Venture partners' share of ventures' operations and gain on
      sale or dispositon of investment properties . . . . . . . . . . . . .       104,610        (175,057)
    Total gain on sale or disposition of investment properties. . . . . . .    (7,442,074)          --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       253,368          17,207
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       116,454          96,129
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (89,295)        468,088
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        36,547           --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (708,900)        (50,200)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,327)        673,202
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       153,354        (218,160)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (11,331)         (8,709)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .       (79,095)        321,687
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .     1,398,459       2,690,440
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (6,800,891)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (1,077,064)       (131,232)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --                 (1)
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (64,572)       (156,366)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .     4,571,594           --
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     3,429,958      (7,088,490)
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (527,404)       (820,713)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (5,600,175)    (23,200,725)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (81,412)       (234,351)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .    (6,208,991)    (24,255,789)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    (1,380,574)    (28,653,839)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    10,946,150      30,504,207
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  9,565,576       1,850,368
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  3,581,283       3,735,844
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . .  $  8,632,944           --
      Principal balance due on mortgage payable . . . . . . . . . . . . . .    (4,061,350)          --
                                                                             ------------     -----------
          Cash proceeds from sale of investment properties,
            net of selling expenses . . . . . . . . . . . . . . . . . . . .  $  4,571,594           --
                                                                             ============     ===========
    Disposition of investment property:
      Balance due on long-term debt cancelled . . . . . . . . . . . . . . .  $ 22,054,561           --
      Discount on long-term debt cancelled. . . . . . . . . . . . . . . . .    (4,220,143)          --
      Reduction of current assets and liabilities . . . . . . . . . . . . .       868,896           --
      Reduction of investment property. . . . . . . . . . . . . . . . . . .   (15,700,569)          --
                                                                             ------------     -----------
          Non-cash gain recognized due to lender realizing
            upon security . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,002,745           --
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

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1996        1995          1996
                                 --------     -------      ---------
Property management
 and leasing fees . . . . . .    $113,242     468,674           --
Management fees to
 corporate general
 partner. . . . . . . . . . .      55,557       --            55,557
Insurance commissions . . . .      18,052      35,909           --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .      54,089     138,407        49,679
                                 --------     -------       -------
                                 $240,940     642,990       105,236
                                 ========     =======       =======

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership were $17,652 and $18,150 for the six months ended June 30, 1996 and 1995, respectively.


STONYBROOK APARTMENTS

     On May 23, 1996, the Partnership, through the joint venture Stonybrook Partners Limited Partnership, sold the land and related improvements known as the Stonybrook Apartments I & II. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price of the land and improvements was $8,632,944 (after deducting selling costs). A portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of $4,061,350. As a result of the sale, the Partnership recognized a gain of $4,438,400 for financial reporting purposes and expects to recognize a gain of approximately $7,700,000 for Federal income tax purposes in 1996.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The accompanying consolidated financial statements include $782,604 and $957,862 of revenues and $526,387 and $718,115 of operating expenses for the six months ended June 30, 1996 and 1995. The property had a net carrying value of $4,165,027 at December 31, 1995.


PERMIAN MALL

     In anticipation of necessary major repairs and potential leasing costs, the Partnership initiated discussions with the mortgage lender regarding a modification of the loan. The Partnership was unable to secure any such modification. Due to these facts, the Partnership was unable to pay the 1995 real estate taxes assessed on the property in the amount of $770,000 due in January, 1996 nor did it remit all of the scheduled debt service payments since December 1995. Consequently, the Partnership received a notice of default from the lender in February 1996, and as a result, the lender then realized upon its security on April 2, 1996. As a result of the disposition of the property, the Partnership recognized a gain of $2,996,743 for financial reporting purposes and expects to realize a gain of approximately $14,800,000 for Federal income tax purposes with no corresponding distributable proceeds.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The accompanying consolidated financial statements include $1,515,221 and $3,106,356 of revenues and $1,596,279 and $3,380,162 of operating expenses for the six months ended June 30, 1996 and 1995. The property had a net carrying value of $15,700,569 at December 31, 1995.


NATIONAL CITY CENTER

     A tenant who occupies approximately 66,000 square feet (12.5% of the building) whose lease is scheduled to expire in late 1996 has informed the venture that it intends to vacate a major portion (approximately 41,000 square feet) upon expiration of its existing lease. The venture is currently exploring its options with this space. However, there can be no assurance that the venture will be able to obtain a renewal for any of the space, or what the terms of any such renewal will be.

     In addition, the venture was notified in August 1995 of the intention of a tenant who occupies approximately 12,500 square feet and is currently operating a restaurant on the building's plaza level, to terminate its current lease effective August 31, 1996. Though the venture had been negotiating with the current restaurant manager since August 1995 to execute a new long term lease, the restaurant manager now intends to cease operations on August 31, 1996 due to the restaurant's inability to generate sufficient income to cover its increasing costs. The tenant will owe the venture a lease termination fee of $45,000. The venture is currently exploring its options and is negotiating with several replacement restaurant tenants. However, there can be no assurance a replacement tenant will be obtained.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 7,639 Interests in the Partnership at $50 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 1,211 Interests being purchased by such unaffiliated third party pursuant to such offer. Subsequent to the end of the quarter, an additional unaffiliated third party commenced an unsolicited tender offer to purchase up to 7,840 Interests in the Partnership at $55 per Interest. As of the date of this report, the Partnership has not issued its recommendation on this new offer and such offer remains outstanding. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     In May 1996, the Partnership paid a distribution of previously undistributed sales proceeds of $4,800,150 ($30 per interest) to the Limited Partners and $48,486 to the General Partners and an operating distribution of $800,250 ($5 per interest) to the Limited Partners and $33,334 to the General Partners. At June 30, 1996, the Partnership had cash and cash equivalents of approximately $9,566,000. In August 1996, the Partnership expects to distribute approximately $4,000,000 ($25 per interest) to the Limited Partners of proceeds related to the sale of the Stonybrook Apartments. Such remaining funds are available for distribution subject to future capital improvements and working capital requirements.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is primarily due to the distribution of sales proceeds and operations as discussed above. This was offset by the cash proceeds received (approximately $4,500,000) from the sale of the Stonybrook Apartments.

     The decrease in rents and other receivables, prepaid expenses, land and leasehold interest, buildings and improvements, accumulated depreciation, deferred expenses, current portion of long-term debt, accrued real estate taxes, other current liabilities, tenant security deposits, and long-term debt, less current portion at June 30, 1996 as compared to December 31, 1995 is due primarily to the lender realizing upon its security in the Permian Mall and the sale of the Stonybrook Apartments.

     The increase in escrow deposits at June 30, 1996 as compared to December 31, 1995 is primarily due to additional payments into the escrow accounts for current and future leasing costs required by terms of the loan secured by National City Center Building.

     The decrease in accounts payable at June 30, 1996 as compared to December 31, 1996 is primarily due to the January 1996 repayment of a $604,570 bank overdraft in the Partnership's bank account at December 1995.

     The decrease in rental income, mortgage and other interest, and property operating expenses for the three and six months ended June 30, 1996 as compared to the same periods in 1995 is due primarily to the lender realizing upon its security in the Permian Mall and the sale of the Stonybrook Apartments.

     The decrease in interest income for the three and six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to the temporary investment of the First Interstate sale proceeds
(approximately $23,000,000) prior to the distribution to the partners in February 1995.

     The decrease in depreciation for the three and six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to the classification of the Permian Mall and the Stonybrook Apartments as assets held for sale or disposition and therefore not subject to continued depreciation.

     The decrease in venture partner's share of venture's operations for the three and six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to the sale of Carlyle Seattle's remaining interest in First Interstate in December 1995.

     The gain on sale of investment property for the three and six months ended June 30, 1996 is due to the sale of the Stonybrook Apartments in May 1996 and to the lender realizing upon its security in the Permian Mall in April 1996.


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

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Stonybrook Apartments
      I & II
      Tucson, Arizona (a) . .        94%       77%        79%       86%     91%      N/A
 2. Permian Mall
     Odessa, Texas (b). . . .        91%       92%        93%       92%     88%      N/A
 3. National City Center
     Office Building
     Cleveland, Ohio. . . . .        97%       98%        98%       97%     97%      97%

- ------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     (a)  Reference is made to the Notes for a description of the sale of this investment property in May 1996.

     (b)  Reference is made to the Notes for a description of the lender obtaining title to this property in April

          1996.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

       3-A. The Prospectus of the Partnership dated June 21, 1982, as supplemented on August 24, 1982, October 21, 1982, November 1, 1982, December 22, 1982 and February 18, 1983, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-76443) dated June 21, 1982.

       3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, is incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-76443) dated June 21, 1982.

       3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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

       10-D. Sale documents and exhibits thereto relating to the Partnership's sale of the Stonybrook Apartments in Tucson, Arizona are filed herewith.

       10-E. Substitute Trustee's deed and bill of sale related to the Partnership's disposition of the Permian Mall in Odessa, Texas is filed herewith.

       27.   Financial Data Schedule

  (b) The following reports on Form 8-K were filed since the beginning of the period covered by this report.

             (i) The Partnership's Report on Form 8-K (File No. 0-12433) for April 2, 1996 (describing the conveyance of title of the Permian Mall in Odessa, Texas) was filed. This report was dated April 17, 1996.

             (ii) The Partnership's Report on Form 8-K (File No. 0-12433) for May 23, 1996 (describing the sale of the
Stonybrook Apartments in Tucson, Arizona) was filed. This report was dated June 4, 1996.





                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996