Form 10-Q
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1996-11-13
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended September 30, 1996Commission file number 0-12433




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  5,528,313     10,946,150
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          120,757        560,228
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           98,853        116,454
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,538,096      1,645,121
                                                                            ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        7,286,019     13,267,953
                                                                            ------------   ------------
Investment properties, at cost:
    Land and leasehold interest . . . . . . . . . . . . . . . . . . . .       13,500,000     17,171,695
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       77,951,374    105,732,483
                                                                            ------------   ------------
                                                                              91,451,374    122,904,178
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       31,671,277     42,824,687
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       59,780,097     80,079,491
                                                                            ------------   ------------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          329,691        407,246
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          811,895        914,627
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .            --             6,931
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .          612,300        612,300
                                                                            ------------   ------------

                                                                            $ 68,820,002     95,288,548
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $  1,148,301     18,878,959
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          299,058      1,164,924
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          263,164        271,246
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        1,207,485      2,381,207
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .            3,202        217,434
                                                                            ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . . .        2,921,210     22,913,770

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .              305         21,530
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       54,580,452     59,465,831
                                                                            ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .       57,501,967     82,401,131
Venture partners' equity in ventures. . . . . . . . . . . . . . . . . .          697,638        547,383
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (7,955,793)    (8,061,836)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (900,049)      (818,228)
                                                                            ------------   ------------
                                                                              (8,854,842)    (8,879,064)
                                                                            ------------   ------------
  Limited partners (160,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      141,003,683    141,003,683
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (68,680,503)   (76,536,044)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (52,847,941)   (43,248,541)
                                                                            ------------   ------------
                                                                              19,475,239     21,219,098
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       10,620,397     12,340,034
                                                                            ------------   ------------
                                                                            $ 68,820,002     95,288,548
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,709,865     5,498,129    13,560,854    16,896,366
  Interest income . . . . . . . . . . . . . . . .      118,131       155,266       426,217       722,559
                                                   -----------    ----------   -----------    ----------
                                                     3,827,996     5,653,395    13,987,071    17,618,925
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,195,349     2,263,535     4,840,638     6,820,568
  Depreciation. . . . . . . . . . . . . . . . . .      648,516       885,670     1,929,207     2,605,856
  Property operating expenses . . . . . . . . . .    1,511,203     2,600,562     5,549,697     8,355,711
  Professional services . . . . . . . . . . . . .        9,806         --          175,565       187,395
  Amortization of deferred expenses . . . . . . .       15,511        16,058        47,089        48,175
  Management fees to corporate
    general partner . . . . . . . . . . . . . . .        --            --           55,557         --
  General and administrative. . . . . . . . . . .      122,270       109,081       358,173       331,825
                                                   -----------    ----------   -----------    ----------
                                                     3,502,655     5,874,906    12,955,926    18,349,530
                                                   -----------    ----------   -----------    ----------
       Operating earnings (loss). . . . . . . . .      325,341      (221,511)    1,031,145      (730,605)

Venture partners' share of
  ventures' operations. . . . . . . . . . . . . .      (52,576)       76,589      (150,255)      251,647
                                                   -----------    ----------   -----------    ----------

       Net operating earnings (loss). . . . . . .      272,765      (144,922)      880,890      (478,958)

Gain on sale or disposition
  of investment properties, net
  of venture partners share . . . . . . . . . . .        --            --        7,080,694         --
                                                   -----------    ----------   -----------    ----------

       Net income (loss)  . . . . . . . . . . . .  $   272,765      (144,922)    7,961,584      (478,958)
                                                   ===========    ==========   ===========    ==========

       Net earnings (loss) per limited
        partnership interests:
          Net operating earnings (loss) . . . . .  $      1.64          (.87)         5.29         (2.87)
          Gain on sale or disposition of
            investment properties, net. . . . . .        --            --            43.81         --
                                                   -----------    ----------   -----------    ----------

                                                   $      1.64          (.87)        49.10         (2.87)
                                                   ===========    ==========   ===========    ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . . .  $     25.00         --            60.00        145.00
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,961,584        (478,958)
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,929,207       2,605,856
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        47,089          48,175
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        79,333         223,397
    Venture partners' share of ventures' operations and gain on
      sale or disposition of investment properties. . . . . . . . . . . . .       157,186        (251,647)
    Total gain on sale or disposition of investment properties. . . . . . .    (7,087,625)          --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      (118,777)        (18,754)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (342)        (96,353)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       249,780          52,096
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        59,050           --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (261,163)       (155,635)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,082)      1,014,170
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (218,860)        458,508
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (12,201)         (8,269)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,226)       (407,413)
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .     2,766,953       2,985,173
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (2,968,171)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (1,528,236)       (458,661)
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (142,755)       (234,549)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .     4,571,594           --
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     2,900,603      (3,661,381)
                                                                             ------------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (604,570)         29,131
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (799,602)     (1,253,944)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (9,599,400)    (23,200,725)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (81,821)       (234,351)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (11,085,393)    (24,659,889)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    (5,417,837)    (25,336,097)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    10,946,150      30,504,207
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  5,528,313       5,168,110
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  4,769,387       5,583,001
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . .  $  8,632,944           --
      Principal balance due on mortgage payable . . . . . . . . . . . . . .          (4,061,350)    --
                                                                             ------------     -----------
          Cash proceeds from sale of investment properties,
            net of selling expenses . . . . . . . . . . . . . . . . . . . .  $  4,571,594           --
                                                                             ============     ===========
    Disposition of investment property:
      Balance due on long-term debt cancelled . . . . . . . . . . . . . . .  $ 22,054,561           --
      Discount on long-term debt cancelled. . . . . . . . . . . . . . . . .    (4,220,143)          --
      Reduction of current assets and liabilities . . . . . . . . . . . . .       515,904           --
      Reduction of investment property. . . . . . . . . . . . . . . . . . .   (15,700,569)          --
                                                                             ------------     -----------
          Non-cash gain recognized due to lender realizing
            upon security . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,649,753           --
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                          Unpaid at
                                                         September 30,
                                   1996        1995         1996
                                 --------     -------    -------------
Property management
 and leasing fees . . . . . .    $113,242     285,727       171,556
Management fees to
 corporate general
 partner. . . . . . . . . . .      55,557       --             --
Insurance commissions . . . .      20,652      36,598          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .      80,917     147,635        66,181
                                 --------     -------       -------
                                 $270,368     469,960       237,737
                                 ========     =======       =======

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to the remaining property owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership were $26,478 and $27,225 for the nine months ended September 30, 1996 and 1995, respectively.


STONYBROOK APARTMENTS

     On May 23, 1996, the Partnership, through the Stonybrook Partners Limited Partnership joint venture, sold the land and related improvements known as the Stonybrook Apartments I & II. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price of the land and improvements was $8,632,944 (after deducting selling costs). A portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of $4,061,350. As a result of the sale, the Partnership recognized a gain of $4,436,943, net of venture partner's share, for financial reporting purposes and expects to recognize a gain of approximately $7,700,000 for Federal income tax purposes in 1996.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The accompanying consolidated financial statements include $784,019 and $1,363,030 of revenues and $541,545 and $1,084,562 of operating expenses relative to the property for the nine months ended September 30, 1996 and 1995. The property had a net carrying value of $4,165,027 at December 31, 1995.


PERMIAN MALL

     In anticipation of necessary major repairs and potential leasing costs, the Partnership initiated discussions with the mortgage lender regarding a modification of the loan. The Partnership was unable to secure any such modification. Due to these facts, the Partnership was unable to pay the 1995 real estate taxes assessed on the property in the amount of $770,000 due in January, 1996 nor did it remit all of the scheduled debt service payments since December 1995. Consequently, the Partnership received a notice of default from the lender in February 1996, and as a result, the lender then realized upon its security on April 2, 1996. As a result of the disposition of the property, the Partnership recognized a gain of $2,643,751, net of venture partner's share, for financial reporting purposes and expects to realize a gain of approximately $14,800,000 for Federal income tax purposes in 1996 with no corresponding distributable proceeds.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The accompanying consolidated financial statements include $1,887,439 and $4,686,614 of revenues and $1,600,031 and $4,965,408 of operating expenses relative to the property for the nine months ended September 30, 1996 and 1995. The property had a net carrying value of $15,700,569 at December 31, 1995.


NATIONAL CITY CENTER

     A tenant, who occupies approximately 66,000 square feet (12.5% of the building), and whose lease is scheduled to expire in late 1996, had informed the venture that it intended to vacate a major portion (approximately 41,000 square feet) of its space upon expiration of its existing lease. The venture and the tenant have since reached a tentative agreement in which the tenant will extend occupancy of their entire space until early 1997 and renew a portion of the space (approximately 20,000 square feet) for four years upon expiration of their current lease. However, there can be no assurance that the venture will be able to finalize this renewal agreement or what the terms of any such renewal will be.

     In addition, the venture was notified in August 1995 of the intention of a tenant (who occupied approximately 12,500 square feet and was operating a restaurant on the building's plaza level) to terminate its current lease effective August 31, 1996. Upon termination, the tenant paid the venture a lease termination fee of $45,000. The venture is currently exploring its options and is negotiating with several replacement restaurant tenants. However, there can be no assurance a replacement tenant will be obtained.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1966 some of the Limited Partners in the Partnership received from unaffiliated third parties two unsolicited tender offers to purchase up to 7,639 and 7,840 Interests in the Partnership at $50 and $55 per Interest, respectively. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers expired with approximately 1,324 Interests being purchased by such unaffiliated third parties pursuant to such offers. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     In May 1996, the Partnership paid a distribution of previously undistributed sales proceeds of $4,800,150 ($30 per interest) to the Limited Partners and $48,486 to the General Partners and an operating distribution of $800,250 ($5 per interest) to the Limited Partners and $33,335 to the General Partners. In August 1996, the Partnership distributed approximately $4,000,000 ($25 per interest) to the Limited Partners of proceeds related to the sale of the Stonybrook Apartments. At September 30, 1996, the Partnership had cash and cash equivalents of approximately $5,528,000. Such funds are available for distribution subject to future capital improvements and working capital requirements.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold or disposed of in the near term), barring unforeseen economic developments. Without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the lender realizing upon its security in the Permian Mall in April 1996 and the sale of the Stonybrook Apartments in May 1996.

     The decrease in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is primarily due to the distributions of sales proceeds and cash flow from operations as discussed above. This was partially offset by the cash proceeds received (approximately $4,500,000) from the sale of the Stonybrook Apartments.

     The decrease in escrow deposits at September 30, 1996 as compared to December 31, 1995 is primarily due to the release of funds from escrow to the National City Center venture as reimbursement for tenant improvements.

     The decrease in accounts payable at September 30, 1996 as compared to December 31, 1996 is primarily due to the January 1996 repayment of a $604,570 bank overdraft in the Partnership's bank account at December 1995.

     The decrease in interest income for the nine months ended September 30, 1996 as compared to the same period in 1995 is primarily due to the temporary investment of the First Interstate sale proceeds (approximately $23,000,000) prior to the distribution to the partners in February 1995 and to the distribution of sales proceeds and operations in 1996 as discussed above.

     The decrease in venture partner's share of venture's operations for the three and nine months ended September 30, 1996 as compared to the same period in 1995 is primarily due to the sale of Carlyle Seattle's remaining interest in First Interstate in December 1995.








PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Stonybrook Apartments
      I & II
      Tucson, Arizona . . . .        94%       77%        79%       86%     91%      N/A     N/A
 2. Permian Mall
     Odessa, Texas. . . . . .        91%       92%        93%       92%     88%      N/A     N/A
 3. National City Center
     Office Building
     Cleveland, Ohio. . . . .        97%       98%        98%       97%     97%      97%     95%

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

       3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-12433) dated August 9, 1996.

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

       4-C. Bondowner, Borrower, Remarketing Agent, Issuer and Trustee Waiver, Appointment of and Acceptance by Successor Remarketing Agent, Bondowner Election to Retain Bonds and Notice of Remarketing Rate, dated October 1, 1994 relating to the refinancing of the first mortgage note relating to the Stonybrook Apartments II is hereby incorporated by reference to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-12433) dated March 27, 1995.

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

       10-D. Sale documents and exhibits thereto relating to the Partnership's sale of the Stonybrook Apartments in Tucson, Arizona is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-12433) dated August 9, 1996.

       10-E. Substitute Trustee's deed and bill of sale related to the Partnership's disposition of the Permian Mall in Odessa, Texas is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-12433) dated August 9, 1996.

       27.   Financial Data Schedule


  (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996