Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1997-03-28
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1996                Commission file no. 0-12433



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





                           TABLE OF CONTENTS



                                                          Page
                                                          ----

PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  12

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  16

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  42


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  42

Item 11.     Executive Compensation . . . . . . . . . . .  45

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  46

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  47


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  47


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  50










                                   i




                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's remaining real property investment is located in the state of Ohio and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2032. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as possible and wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:





                                                     Sale or Disposal Date
                                                        or if Owned at
                                                      December 31, 1996,
Name, Type of Property                     Date of     Original Invested
    and Location (e)            Size      Purchase  Capital Percentage (a)       Type of Ownership (b)
----------------------          ----      --------  ----------------------       ---------------------
1. Country Square
    Apartments
    Carrollton, Texas .       434 units    9-30-82          2-2-93               fee ownership of land
                                                                                 and improvements
                                                                                 (through joint
                                                                                 venture partnership)
2. Timberline
    Apartments
    Denver, Colorado. .       200 units    11-1-82          7-25-90              fee ownership of land
                                                                                 and improvements
3. Summerfield/Oak-
    ridge Apartments
    Aurora, Colorado. .       472 units    12-1-82          1-3-91               fee ownership of land
                                                                                 and improvements
                                                                                 (through joint
                                                                                 venture partnership)
4. Arbor Town
    Apartments-I
    Arlington, Texas. .       200 units   12-29-82         11-26-84              fee ownership of land
                                                                                 and improvements
5. Arbor Town
    Apartments-II
    Arlington, Texas. .       202 units    11-1-82         11-26-84              fee ownership of land
                                                                                 and improvements
6. Sierra Pines
    Apartments
    Houston, Texas. . .       404 units    3-31-82          7-29-93              fee ownership of land
                                                                                 and improvements
7. Presidio West
    Apartments-II
    Houston, Texas. . .       400 units    9-16-82          1-1-86               fee ownership of land
                                                                                 and improvements
8. Meadows South-
    west Apartments
    Houston, Texas. . .       384 units    4-1-82          12-28-90              fee ownership of land
                                                                                 and improvements
9. The Crossing
    Apartments
    Houston, Texas. . .       366 units    8-1-82           7-29-93              fee ownership of land
                                                                                 and improvements





                                                     Sale or Disposal Date
                                                        or if Owned at
                                                      December 31, 1996,
Name, Type of Property                     Date of     Original Invested
    and Location (e)            Size      Purchase  Capital Percentage (a)       Type of Ownership (b)
----------------------          ----      --------  ----------------------       ---------------------

10. Stonybrook
     Apartments-I & II
     Tucson, Arizona. .       411 units    10-1-82          5-23-96              fee ownership of land
                                                                                 and improvements
                                                                                 (through joint venture
                                                                                 partnership) (c)(d)
11. First Interstate
     Center
     Seattle,
     Washington . . . .       921,000      3-10-82         12-15-95              fee ownership of
                               sq.ft.                                            improvements and
                               n.r.a.                                            and ground leasehold
                                                                                 interest (through joint
                                                                                 venture partnership)
                                                                                 (c)(d)
12. Carrara Place
     Office Building
     Englewood,
     Colorado . . . . .       233,000     11-23-82          12-8-94              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through joint venture
                                                                                 partnership)(c)(d)
13. San Mateo
     Fashion Island
     San Mateo,
     California . . . .       832,000      9-10-82         12-31-86              fee ownership of land
                               sq.ft.                                            and improvements and
                               g.l.a.                                            ground leasehold
                                                                                 interest in land
                                                                                 (c)
14. Permian Mall
     Odessa, Texas. . .       665,000     12-28-82          4-2-96               fee ownership of land
                               sq.ft.                                            and improvements (c)
                               g.l.a.
15. National City
     Center Office
     Building
     Cleveland, Ohio. .       786,400      7-27-83            21%                fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through joint
                                                                                 venture partnership)(d)(f)




                                                     Sale or Disposal Date
                                                        or if Owned at
                                                      December 31, 1996,
Name, Type of Property                     Date of     Original Invested
    and Location (e)            Size      Purchase  Capital Percentage (a)       Type of Ownership (b)
----------------------          ----      --------  ----------------------       ---------------------

16. Yerba Buena
     West Office
     Building
     San Francisco,
     California . . . .       268,000      8-30-85          6-24-92              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through joint venture
                                                                                 partnership)


---------------

  (a)  The computation of this percentage for the property held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item
7.

  (b)  Reference is made to the Notes and to Item 8 - Schedule III filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the
Partnership's real property investment.

  (c)  This property has been sold or disposed.  Reference is made to the Notes for a description of the sale or disposition of such real property investment.

  (d)  Reference is made to the Notes for a description of the joint venture partnership through which the
Partnership has made this real property investment.

  (e)  Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (f)  Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.






     The Partnership's remaining real property investment is subject to competition from similar types of properties (including in properties owned by affiliates of the General Partners) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and its investment property. Approximate occupancy levels are set forth in the table set forth in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the investment property held at December 31, 1996 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 1996.

     On April 2, 1996, the lender realized upon its mortgage security interest in the Permian Mall, and took title to the property. Reference is made to the Notes for a further description of such transaction.

     On May 23, 1996, the Partnership sold the Stonybrook Apartments I &
II. Reference is made to the Notes for a further description of such transaction.

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





ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interest in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:

                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----

 1. Stonybrook Apartments
     - I & II
     Tucson, Arizona. . . . .  Apartments            94%   77%    79%    86%   91%    N/A   N/A    N/A
 2. Permian Mall
     Odessa, Texas. . . . . .  Retail                91%   92%    93%    92%   88%    N/A   N/A    N/A
 3. National City Center
     Office Building
     Cleveland, Ohio. . . . .  Banking               97%   98%    98%    97%   97%    97%   95%    95%


--------------------

     An "N/A" indicates that the Partnership's interest in the property was sold or disposed and was not owned by the Partnership at the end of the quarter.

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's remaining investment property.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1995 and 1996.





                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 16,612 record holders of the 159,990 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a limited partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.





ITEM 6.  SELECTED FINANCIAL DATA

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 17,687,780    23,238,472    43,570,909    49,186,211    52,853,676
                           ============   ===========   ===========   ===========   ===========
Operating earnings
  (loss). . . . . . . . .  $    486,713      (985,559)   (4,513,232)   (7,086,550)   (9,725,577)
Partnership's share of
 operations of uncon-
 solidated venture. . . .         --            --            --            --         (723,696)
Venture partners'
 share of ventures'
 operations . . . . . . .       (80,894)      277,861     1,596,830     2,415,069     1,803,556
                           ------------   -----------   -----------   -----------   -----------
Net operating
 earnings (loss)  . . . .       405,819      (707,698)   (2,916,402)   (4,671,481)   (8,645,717)
Gain (loss) on sale
 or disposition
 of investment properties,
 or interest in investment
 properties, net of
 venture partners' share.     7,080,695    15,690,781    30,614,901     4,091,683     3,817,800
Extraordinary items . . .         --            --         (675,062)        --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $  7,486,514    14,983,083    27,023,437      (579,798)   (4,827,917)
                           ============   ===========   ===========   ===========   ===========
Net earnings (loss)
 per limited part-
 nership interest (b):
  Net operating
  earnings (loss) . . . .  $       2.44         (4.25)       (17.50)       (28.03)       (51.87)
  Gain (loss) on sale
   or disposition of
   investment properties,
   or interest in invest-
   ment properties, net
   of venture partners'
   share. . . . . . . . .         43.81         97.08        189.42         25.32         23.62
  Extraordinary items . .         --            --            (4.18)        --             --
                           ------------   -----------   -----------   -----------   -----------
      Net earnings (loss)  $      46.25         92.83        167.74         (2.71)       (28.25)
                           ============   ===========   ===========   ===========   ===========




                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------

Total assets. . . . . . .  $ 69,599,208    95,288,548   125,013,528   209,636,156   233,815,505
                           ============   ===========   ===========   ===========   ===========

Long-term debt. . . . . .  $ 54,277,855    59,465,831    93,051,656   194,712,434   188,904,448
                           ============   ===========   ===========   ===========   ===========

Cash distributions
  per Interest (c). . . .  $      60.00        145.00         --            --             1.50
                           ============   ===========   ===========   ===========   ===========

-------------

  (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b)   The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each year.

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






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996


Property
--------

National City
Center Office
Building           a)   The net rentable area ("NRA") occupancy rate and average
                        base rent per square foot as of December 31 for each of the last five years were as follows:

                         Year Ending                NRA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1992 . . . . .       96%                 11.47
                               1993 . . . . .       96%                 11.86
                               1994 . . . . .       94%                 12.44
                               1995 . . . . .       97%                 11.85
                               1996 . . . . .       95%                 13.09

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

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option
                          -------------------      -----------  ---------  --------------- --------------

                          National City Bank       447,080      $5,683,169 1/2006          7-10 year options
                          (Bank)

                          Ernst & Young             45,454         549,845 02/1997         none
                          (Public Accounting Firm)  20,410         319,621 11/2000         none

                          Baker & Hostetler        151,392       2,138,949 12/2001         15-5 year options
                          (Law Firm)




                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the National City
                          Center Office Building:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1996
                          Year Ending      Expiring         NRA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------

                             1997               1                45,454        549,845             6%
                             1998               2                16,905        249,391             3%
                             1999              --                 --             --                --
                             2000               2                62,800        918,775             9%
                             2001               3               153,799      2,193,944            22%
                             2002              --                 --             --                --
                             2003              --                 --             --                --
                             2004              --                 --             --                --
                             2005              --                 --             --                --
                             2006               1               447,080      5,683,169            58%

                   (1)       Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of February 3, 1997.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $141,004,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such invest-ments and to satisfy working capital requirements. Portions of the proceeds were utilized to acquire the properties described in Item 1 above.

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $50 and $75 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate.
Such offers expired. As of the date of this report, the Partnership is aware that 4,670.41 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,668,000. Such funds are available for capital improvements, future distributions to partners, and for working capital requirements, including capital improvements, to the extent funded from previously established escrows as described in the Notes, and leasing costs currently being incurred at the National City Center Office Building.

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

     The Partnership and its consolidated venture have currently budgeted for 1997 approximately $1,921,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1997 is currently budgeted to be approximately $1,657,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's remaining investment property and through the sale of such investment. Reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership's and its remaining venture's mortgage obligation is a separate non-recourse loan secured individually by the investment property and is not an obligation of the entire investment portfolio, and the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     STONYBROOK APARTMENTS

     On May 23, 1996, the Partnership, through the Stonybrook Partners Limited Partnership joint venture, sold the Stonybrook Apartments I & II. Reference is made to the Notes for a further description of such sale.

     NATIONAL CITY CENTER

     At the National City Center Office Building located in Cleveland, Ohio, a tenant who occupies approximately 66,000 square feet (12.5% of the building) whose lease expired in late 1996 informed the Partnership that it intended to vacate a portion (approximately 45,000 square feet) upon expiration of its existing lease. In the fourth quarter of 1996, the venture and the tenant reached an agreement in which the tenant delayed downsizing its space until February 1997 and extended the term of the remaining space (approximately 21,000 square feet) until late 2000 at a slightly higher rate.

     In addition, the venture was notified in August 1995 of the intention of a tenant (who occupied approximately 12,500 square feet and was operating a restaurant on the building's plaza level) to terminate its lease effective August 31, 1996. Upon termination, the tenant was required to pay the venture a lease termination fee of $45,000. In January 1997, the venture collected the termination fee from the tenant. The venture is currently exploring its options and is negotiating with several replacement restaurant tenants. However, there can be no assurance a replacement tenant will be obtained.

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

The lender also required an escrow of the tenant improvement costs related to the extension of the Baker & Hostetler lease (as discussed above). The venture is required to escrow approximately $313,000 per year in 1994 through 1996 (approximately $1,597,000 at December 31, 1996) and approximately $229,000 per year in 1997 and 1998. As of December 31, 1996, approximately $92,000 has been received from the tenant improvement escrow.

Additionally, in January 1997 approximately $820,000 was received from the tenant improvement escrow. Real estate taxes payable in 1994 increased due to the expiration of a 25% reduction of a real estate tax abatement that was received when the property was purchased. The final 25% of the abatement expires in 1998 for taxes payable in 1999.

     PERMIAN MALL

     On April 2, 1996, the lender realized upon its security in the Permian Mall. Reference is made to the Notes for a further description of such disposition.





GENERAL

     The Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining investment property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. In such regard, the Partnership has classified the National City Center investment property as held for sale or disposition as of December 31, 1996 and the property will no longer be subject to continuing depreciation. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold or disposed of in the near term), barring unforeseen economic developments. The Limited Partners are expected to receive substantially less than half of their original investment.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Stonybrook Apartments in May 1996, the lender realizing upon its security in the Permian Mall in April 1996, the sale of Carlyle Seattle's interest in First Interstate in December 1995 and December 1994 and the redemption of the Partnership's interest in Carrara Place Limited in December 1994.

     The decrease in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is primarily due to the distributions of sales proceeds and cash flow from operations to the limited and general partners in 1996.

     The increase in escrow deposits-current at December 31, 1996 as compared to December 31, 1995 is primarily due to payments into the escrow accounts for future leasing costs required by terms of the loan secured by the National City Center Building.

     The decrease in accounts payable at December 31, 1996 as compared to December 31, 1995 is primarily due to the January 1996 repayment of a $604,570 bank overdraft in the Partnership's bank account at December 31, 1995.

     The increase in other current liabilities at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payments for rents at the National City Center Building.

     The decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the increase in the year ended December 31, 1995 as compared to December 31, 1994 is primarily due to the temporary investment of the First Interstate sale proceeds prior to their distribution in February 1995. Additionally, the decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the distribution of previously undistributed sales proceeds and cash flow from operations in 1996 as discussed above.

     The decrease in depreciation for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the classification of the Permian Mall and Stonybrook Apartments as assets held for sale as of January 1, 1996, and therefore not subject to continued depreciation.





     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to an increase in and the recognition of certain additional prior year reimbursable costs to affiliates of the General Partners in 1995 and also due to credits received in 1994 for prior year reimbursable costs.

     The extraordinary loss for the year ended December 31, 1994 is primarily due to the discount and deferred mortgage expense write-offs and the prepayment penalty related to the National City Center mortgage refinancing. These losses are netted against the forgiveness of accrued interest associated with the Stonybrook Apartments II refinancing.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the property remains substantially occupied.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES



                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31,
  1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XII and consolidated ventures at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995


                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  6,667,839       10,946,150
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .         68,860          560,228
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         59,345          116,454
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .      1,964,692        1,645,121
                                                                        ------------      -----------

       Total current assets . . . . . . . . . . . . . . . . . . . . .      8,760,736       13,267,953
                                                                        ------------      -----------

Investment properties, at cost - Schedule III:
    Land and leasehold interest . . . . . . . . . . . . . . . . . . .          --          17,171,695
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .          --         105,732,483
                                                                        ------------      -----------

                                                                               --         122,904,178
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .          --          42,824,687
                                                                        ------------      -----------
       Total properties held for investment,
         net of accumulated depreciation. . . . . . . . . . . . . . .          --          80,079,491

    Properties held for sale or disposition . . . . . . . . . . . . .     59,086,511            --
                                                                        ------------      -----------

       Total investment properties. . . . . . . . . . . . . . . . . .     59,086,511       80,079,491
                                                                        ------------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        319,838          407,246
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        819,823          914,627
Venture partners' deficits in ventures. . . . . . . . . . . . . . . .          --               6,931
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        612,300          612,300
                                                                        ------------      -----------

                                                                        $ 69,599,208       95,288,548
                                                                        ============      ===========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $  1,172,876       18,878,959
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        552,586        1,164,924
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        266,075          271,246
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .      1,864,657        2,381,207
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .        691,250          217,434
                                                                        ------------      -----------
       Total current liabilities. . . . . . . . . . . . . . . . . . .      4,547,444       22,913,770
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            305           21,530
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     54,277,855       59,465,831
                                                                        ------------      -----------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .     58,825,604       82,401,131
Venture partners' equity in ventures  . . . . . . . . . . . . . . . .        628,277          547,383
Partners' capital accounts (deficit):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .     (7,974,796)      (8,061,836)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (900,049)        (818,228)
                                                                        ------------      -----------
                                                                          (8,873,845)      (8,879,064)
                                                                        ------------      -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .    141,003,683      141,003,683
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (69,136,570)     (76,536,044)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (52,847,941)     (43,248,541)
                                                                        ------------      -----------
                                                                          19,019,172       21,219,098
                                                                        ------------      -----------
       Total partners' capital accounts (deficits). . . . . . . . . .     10,145,327       12,340,034
                                                                        ------------      -----------
                                                                        $ 69,599,208       95,288,548
                                                                        ============      ===========



                        See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $17,181,310       22,300,351      43,102,907
  Interest income . . . . . . . . . . . . . . . . .         506,470          938,121         442,110
  Other income. . . . . . . . . . . . . . . . . . .           --               --             25,892
                                                       ------------      -----------     -----------
                                                         17,687,780       23,238,472      43,570,909
                                                       ------------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       6,025,827        9,024,210      20,804,238
  Depreciation. . . . . . . . . . . . . . . . . . .       2,573,900        3,478,485       7,779,552
  Property operating expenses . . . . . . . . . . .       7,873,109       11,000,332      17,844,877
  Management fees to corporate general partner. . .          55,557            --             17,185
  Professional services . . . . . . . . . . . . . .         243,600          271,107         358,196
  Amortization of deferred expenses . . . . . . . .          62,600           64,233       1,130,506
  General and administrative. . . . . . . . . . . .         366,474          385,664         149,587
                                                       ------------      -----------     -----------
                                                         17,201,067       24,224,031      48,084,141
                                                       ------------      -----------     -----------
        Operating earnings (loss) . . . . . . . . .         486,713         (985,559)     (4,513,232)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . .         (80,894)         277,861       1,596,830
                                                       ------------      -----------     -----------
        Net operating earnings (loss) . . . . . . .         405,819         (707,698)     (2,916,402)
Gain on sale or disposition, net of venture
  partners' share . . . . . . . . . . . . . . . . .       7,080,695       15,690,781      30,614,901
                                                       ------------      -----------     -----------
        Net earnings (loss) before
          extraordinary items . . . . . . . . . . .       7,486,514       14,983,083      27,698,499
Extraordinary items . . . . . . . . . . . . . . . .           --               --           (675,062)
                                                       ------------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .    $  7,486,514       14,983,083      27,023,437
                                                       ============      ===========     ===========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                           1996             1995            1994
                                                       ------------     ------------    ------------

        Net earnings (loss) per limited
          partnership interest:
            Net operating earnings (loss) . . . . .    $       2.44            (4.25)         (17.50)
            Net gain on sale or disposition
              of interests in investment
              properties, net of venture
              partner's share . . . . . . . . . . .           43.81            97.08          189.42
            Net extraordinary items . . . . . . . .           --               --              (4.18)
                                                       ------------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .    $      46.25            92.83          167.74
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




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                           GENERAL PARTNERS                                       LIMITED PARTNERS
           ------------------------------------------------    -------------------------------------------------------
                                                             CONTRI-
                                                             BUTIONS
                       NET        CASH                       NET OF         NET
          CONTRI-    EARNINGS    DISTRI-                    OFFERING      EARNINGS       CASH
          BUTIONS     (LOSS)     BUTIONS        TOTAL        COSTS         (LOSS)    DISTRIBUTIONS     TOTAL
          -------   ----------  ----------   -----------  -----------   -----------  -------------  -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1993 . . .$1,000   (8,373,178)  (564,211)   (8,936,389)  141,003,683  (118,231,222)  (20,047,816)   2,724,645

Net earnings
 (loss) . .  --        182,742      --          182,742        --        26,840,695         --      26,840,695

Cash dis-
 tribution.  --          --       (19,666)      (19,666)       --             --            --           --
           ------   ----------   --------    ----------   -----------  ------------   -----------   ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994 . . . 1,000   (8,190,436)  (583,877)   (8,773,313) 141,003,683    (91,390,527)  (20,047,816)  29,565,340

Net earnings
 (loss) . .  --        128,600      --          128,600        --        14,854,483         --      14,854,483

Cash dis-
 tribution
 ($145 per
 Limited
 Partner
 interest).  --          --      (234,351)     (234,351)       --             --      (23,200,725) (23,200,725)
           ------   ----------   --------    ----------   -----------   -----------   -----------   ----------





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                           GENERAL PARTNERS                                       LIMITED PARTNERS
           ------------------------------------------------    -------------------------------------------------------
                                                             CONTRI-
                                                             BUTIONS
                       NET        CASH                       NET OF         NET
          CONTRI-    EARNINGS    DISTRI-                    OFFERING      EARNINGS       CASH
          BUTIONS     (LOSS)     BUTIONS        TOTAL        COSTS         (LOSS)    DISTRIBUTIONS     TOTAL
          -------   ----------  ----------   -----------  -----------   -----------  -------------  -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1995 . . . 1,000   (8,061,836)  (818,228)   (8,879,064) 141,003,683    (76,536,044)  (43,248,541)  21,219,098

Net earnings
 (loss) . .  --         87,040       --          87,040         --        7,399,474          --      7,399,474

Cash dis-
 tribution
 ($60 per
 Limited
 Partner
 interest).  --           --      (81,821)      (81,821)       --             --       (9,599,400)  (9,599,400)
           ------   ----------   --------    ----------   -----------   -----------   -----------   ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1996 . . .$1,000   (7,974,796)  (900,049)   (8,873,845) 141,003,683    (69,136,570)  (52,847,941)  19,019,172
           ======   ==========   ========    ==========  ===========    ===========   ===========   ==========









                          See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                           1996             1995             1994
                                                       ------------     ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $  7,486,514       14,983,083      27,023,437
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . .       2,573,900        3,478,485       7,779,552
    Amortization of deferred expenses . . . . . . .          62,600           64,233       1,130,506
    Amortization of discount on long-term debt. . .          79,333          299,737         308,538
    Venture partners' share of ventures'
      operations and gain on sale or
      disposition of investment properties. . . . .          87,825        5,437,608       7,776,715
    Total gain on sale or disposition of
      investment properties or interests
      in investment properties. . . . . . . . . . .      (7,087,626)     (21,406,250)    (39,988,446)
    Extraordinary items . . . . . . . . . . . . . .           --               --            675,062
  Changes in:
    Rents and other receivables . . . . . . . . . .          (5,710)          10,707        (606,584)
    Prepaid expenses. . . . . . . . . . . . . . . .          39,166          (13,714)         51,333
    Escrow deposits . . . . . . . . . . . . . . . .         (72,572)         531,334      (1,601,546)
    Accrued rents receivable. . . . . . . . . . . .          51,122         (229,785)       (451,555)
    Accounts payable. . . . . . . . . . . . . . . .          (7,635)        (173,151)     (2,943,489)
    Accrued interest. . . . . . . . . . . . . . . .          (5,171)       1,298,520       1,403,937
    Accrued real estate taxes . . . . . . . . . . .         438,312           43,339         (38,788)
    Other current liabilities . . . . . . . . . . .         617,652         (316,075)       (281,527)
    Tenant security deposits. . . . . . . . . . . .         (12,201)          (1,204)         17,587
                                                       ------------     ------------   -------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       4,245,509        4,006,867         254,732
                                                       ------------     ------------   -------------





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1996             1995             1994
                                                       ------------     ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . .           --           1,944,746       4,920,786
  Additions to investment properties. . . . . . . .      (1,479,343)        (603,671)     (3,274,218)
  Proceeds from sale of investment properties,
    net of selling expenses . . . . . . . . . . . .       4,571,594            --         14,862,094
  Proceeds from sale of option, net of
    venture partner share . . . . . . . . . . . . .           --               --          3,665,000
  Escrow deposits . . . . . . . . . . . . . . . . .        (246,999)        (385,450)       (898,971)
  Payment of deferred expenses. . . . . . . . . . .          (5,657)           --           (266,986)
                                                       ------------     ------------   -------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       2,839,595          955,625      19,007,705
                                                       ------------     ------------   -------------
Cash flows from financing activities:
  Proceeds from note payable, net of
    venture partner share . . . . . . . . . . . . .           --               --         10,995,000
  Refunded portion of loan commitment fee . . . . .           --               --            238,215
  Bank overdrafts . . . . . . . . . . . . . . . . .        (604,570)         604,570           --
  Principal payments on long-term debt. . . . . . .      (1,077,624)      (1,690,043)     (2,395,459)
  Venture partners' contributions to venture. . . .           --               --            159,709
  Distributions to venture partners . . . . . . . .           --               --           (525,559)
  Distributions to limited partners . . . . . . . .      (9,599,400)     (23,200,725)          --
  Distributions to general partners . . . . . . . .         (81,821)        (234,351)        (19,666)
                                                       ------------     ------------   -------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .     (11,363,415)     (24,520,549)      8,452,240
                                                       ------------     ------------   -------------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . .      (4,278,311)     (19,558,057)     27,714,677
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      10,946,150       30,504,207       2,789,530
                                                       ------------     ------------   -------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  6,667,839       10,946,150      30,504,207
                                                       ============     ============   =============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                           1996             1995            1994
                                                       ------------     ------------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $  5,951,665        7,425,953      19,091,763
                                                       ============     ============   =============
  Non-cash investing and financing activities:
    Disposition of investment properties:
    Balance due on mortgage note payable canceled .    $ 22,054,561            --              --
    Balance due on note payable canceled. . . . . .           --          15,000,000           --
    Discount on long-term debt canceled . . . . . .      (4,220,143)           --              --
    Recognition of deferred gain on sale
      of interest in investment property. . . . . .           --           5,000,000           --
    Reduction of investment property. . . . . . . .     (15,700,569)           --              --
    Reduction of current assets and liabilities . .         515,905            --              --
    Reduction of accrued interest payable . . . . .           --           1,406,250           --
                                                       ------------     ------------   -------------
      Non-cash gain recognized on
        disposition of investment property. . . . .    $  2,649,754       21,406,250           --
                                                       ============     ============   =============
    Disposals of fully depreciated assets . . . . .    $      --               --          2,064,523
                                                       ============     ============   =============
    Loan proceeds utilized for additions to
      investment property and payment of
      deferred expenses . . . . . . . . . . . . . .    $      --               --          2,698,601
                                                       ============     ============   =============
    Sale of investment properties:
      Total sales proceeds,
        net of selling expenses . . . . . . . . . .    $  8,632,944            --              --
      Principal balance on loans payable. . . . . .      (4,061,350)           --              --
                                                       ------------     ------------   -------------
          Cash sales proceeds from sale of
            investment properties, net of
             selling expenses . . . . . . . . . . .    $  4,571,594            --              --
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




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) an equity investment in an office building located in Ohio. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment property and wind up its affairs not later than December 31, 1999 (sooner if the property is sold or disposed of in the near term).

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, Carlyle Seattle Associates ("Carlyle Seattle") (prior to sale of its interest), Stonybrook Partners Limited Partnership ("Stonybrook") (prior to its sale in May 1996), Carrara Place Limited ("Carrara") (prior to its sale in December 1994), Carlyle/National City Associates ("Carlyle/National City") and through November 30, 1994, Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to First Interstate, effective December 1, 1994, due to the sale of 49.95% of Carlyle Seattle's interest until the remaining interest was sold on December 15, 1995. Accordingly, the accompanying consolidated financial statements do not include the accounts of entities accounted for under the equity method.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:






                                                    1996                               1995
                                     ------------------------------    ------------------------------
                                       GAAP BASIS        TAX BASIS        GAAP BASIS       TAX BASIS
                                                        (UNAUDITED)                       (UNAUDITED)
                                      ------------      -----------      ------------     -----------

Total assets. . . . . . . . . . . .   $ 69,599,208       22,631,510       95,288,548      22,555,614

Partners' capital accounts
  (deficits):
    General partners. . . . . . . .     (8,873,845)      (3,752,860)      (8,879,064)     (5,577,644)
    Limited partners. . . . . . . .     19,019,172        6,716,371       21,219,098      (2,927,821)

Net earnings (loss):
    General partners. . . . . . . .         87,040        1,906,605          128,600         252,763
    Limited partners. . . . . . . .      7,399,474       19,243,593       14,854,483      (3,944,140)

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          46.25           120.28            92.83          (24.65)
                                      ============      ===========      ===========     ===========





     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each year.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made to the 1995 and 1994 Consolidated Financial Statements to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and certificates of deposit at cost which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,760,588 and $10,773,569 held at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts reflected as short-term investments being held to maturity.

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

     The Partnership has acquired, either directly or through joint ventures, ten apartment complexes, four office buildings, and two enclosed shopping malls. During 1984, the Partnership sold its interest in the Arbor Town Apartments-I and the Arbor Town Apartments-II complexes but retained a security interest therein. Subsequently, in 1992, the first mortgage lenders on the Arbor Town Apartments-I and Arbor Town Apartments-II complexes realized upon their security and obtained title to the properties resulting in the Partnership no longer having such security interest in the properties. In 1986, the Partnership conveyed its interest in the Presidio West Apartments-II and sold its interest in the San Mateo shopping center. In 1990, the Partnership disposed of its interest in the Timberline Apartments and sold its interest in the Meadows Southwest Apartments. In 1991, the Partnership, through its joint venture, disposed of its interest in the Summerfield/Oakridge Apartments. In 1992, the joint venture which owned the Yerba Buena West Office Building transferred title to the property to the lender. In 1993, the Partnership sold its interest in the Sierra Pines Apartments and The Crossing Apartments, and disposed of its interest in the Country Square Apartments. In 1994, the Partnership redeemed its interest in Carrara Place Limited. Also in 1994, Carlyle




Seattle sold 49.95% of its interest in and issued an option to sell its remaining 50.05% interest in the First Interstate venture. In 1995, Carlyle Seattle sold its remaining interest in the First Interstate venture, as discussed below. In 1996, the Partnership, through a joint venture, sold the Stonybrook Apartments. Also, in 1996, the lenders realized upon their security and obtained title to the Permian Mall. The one property owned at December 31, 1996 is completed and in operation.

     Depreciation on the operating properties has been provided over estimated useful lives of 5 to 30 years using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell of such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1996 or sold or disposed of during the past three years were $728,582, ($801,138) and ($2,765,784), respectively, for the three years ended December 31, 1996, 1995 and 1994.

     The remaining investment property is pledged as security for long-term debt, for which there is no recourse to the Partnership.


VENTURE AGREEMENTS - GENERAL

     The Partnership, at December 31, 1996, is a party to one operating joint venture agreement with an affiliated venture partner. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

     The venture property has been financed under a long-term debt arrangement as described below.

     One of the ventures' properties produced net cash receipts during 1996, and one in 1995. In general, operating profits and losses are shared in the same ratio as net cash receipts. If there are no net cash receipts, substantially all profits or losses are allocated in accordance with the partners' respective economic interests.





INVESTMENT PROPERTIES

     National City Center Office Building

     In July 1983, the Partnership acquired, through Carlyle/National City (a joint venture with Carlyle-XI), an interest in an office building in Cleveland, Ohio.

     The Partnership made an initial contribution of $35,081,513 to Carlyle/National City. The terms of the Carlyle/National City venture agreement provide that the capital contributions, annual cash flow, net proceeds from sale or refinancing and profit or loss will be allocated or distributed 86.2745% to the Partnership. The Partnership's net cash investment in the property was $22,140,338 after distributions resulting from the increase in the first mortgage loan.

     Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994. The loan will be amortized over 22 years with a balloon payment due on April 10, 2001. Carlyle/National City paid a refundable loan commitment fee of $1,163,524 in 1993 in conjunction with the refinancing. The fee was applied to accrued interest and the prepayment penalty of $580,586 based on the outstanding mortgage balance at the time of refinancing, with the balance of $238,215 refunded to Carlyle/National City in 1994. In addition, the lender required an escrow account of $612,300 to be established at the inception of the refinancing for certain specific future tenant improvement costs at the property. The escrowed funds are to be released to the venture upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the extension of the Baker & Hostetler lease. The Venture was required to escrow approximately $313,000 per year in 1994 through 1996 and to escrow approximately $229,000 per year in 1997 and 1998. As of December 31, 1996, approximately $92,000 has been received from the tenant improvement escrow.

Additionally, in January 1997 approximately $820,000 was received from the tenant improvement escrow. The Partnership's share of extraordinary loss on extinguishment of debt ($1,000,547) consisting of the prepayment penalty, the unamortized loan discount and unamortized loan fees at the time of refinancing was recorded in 1994. As the Partnership has committed to a plan to sell the property, the property has been classified as held for sale or disposition as of December 31, 1996 and therefore will no longer be subject to continued depreciation.

     Permian Mall

     In anticipation of necessary major repairs and potential leasing costs, the Partnership initiated discussions with the mortgage lender regarding a modification of the loan securing the property. The Partnership was unable to secure any such modification. Due to these facts, the Partnership was unable to pay the 1995 real estate taxes assessed on the property in the amount of $770,000 due in January, 1996 nor did it remit all of the scheduled debt service payments since December 1995. Consequently, the Partnership received a notice of default from the lender in February 1996, and as a result, the lender then realized upon its security on April 2, 1996. As the Partnership had committed to a plan to sell or dispose of the property, the property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. As a result of the disposition of the property, the Partnership recognized a gain of $2,643,751, net of venture partner's share, for financial reporting purposes and realized a gain of $14,801,353 for Federal income tax purposes in 1996 with no corresponding distributable proceeds.




     Stonybrook Apartments

     On May 23, 1996, the Partnership, through the Stonybrook Partners Limited Partnership joint venture, sold the land and related improvements known as the Stonybrook Apartments I & II. As the Partnership had committed to a plan to sell or dispose of the property, the property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price of the land and improvements was $8,632,944 (after deducting selling costs). A portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of $4,061,350. As a result of the sale, the Partnership recognized a gain of $4,436,943, net of venture partner's share, for financial reporting purposes and recognized a gain of $7,716,980 for Federal income tax purposes in 1996.

     Stonybrook Apartments I was not subject to a mortgage loan. The mortgages on Stonybrook Apartments II matured October 1, 1994 with an outstanding balance of approximately $4,807,000. The Partnership refinanced the $4,152,600 first mortgage loan and extended the maturity date to October 1, 1999. The loan required monthly interest and principal payments of approximately $35,000 with a balloon payment due at maturity. The Partnership remitted a $40,000 principal payment to the lender in 1994, reducing the amount refinanced to $4,112,600. Concurrently, the Partnership paid in full the second mortgage note secured by the property in the amount of $654,800. Accrued and unpaid interest in the amount of $325,485 was forgiven by the lender and is reflected as an extraordinary item in 1994.

     First Interstate Center

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between Carlyle Seattle and the developer, an office building in Seattle, Washington. Carlyle Seattle was a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-X ("C-X"), an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000 ($22,000,000 by the Partnership).

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

     Prior to the sale transaction described below, Carlyle Seattle was generally entitled to receive a cumulative $2,400,000 per annum preferred distribution of cash flow. Any excess cash flow was first distributable to the First Interstate joint venture partner up to the next $400,000 then 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating profits or losses of the First Interstate joint venture generally were allocated in the same ratio as the allocation of annual cash flow, however, the joint venture partner was to be allocated not less than 25% of such profits and losses.

     In May 1994, Carlyle Seattle executed an agreement which granted an option to sell its interest in the Wright-Carlyle Seattle ("First Interstate") venture to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest between one year and two years after the sale closing date. On December 1, 1994 (initial sale transaction closing) Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 in cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) which was secured by the remaining 50.05% of Carlyle Seattle's interest in First Interstate.
The exercise price for the remaining 50.05% interest was to be $21,350,000 if the purchase option was exercised on or before December 22, 1995 and increasing 7% per annum thereafter until the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan could be applied toward the exercise price. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle was the sole limited partner and the unaffiliated venture partner was the sole general partner. Additionally, the amendment stated that no profits, income or gain shall be allocable to Carlyle Seattle except to the extent that Carlyle Seattle receives distributions from First Interstate and operating losses shall be allocated to the extent of Carlyle Seattle's positive capital account balance and thereafter at 25.025%. The amended Venture Agreement provided that any distributions to Carlyle Seattle be subordinate to the joint venture partner's preferred return (as defined). No distributions were made to Carlyle Seattle from operations subsequent to the initial sale transaction. Additionally, effective December 1, 1994, until the remaining interest was sold on December 15, 1995, the equity method of accounting has been applied with respect to Carlyle Seattle's interest in First Interstate as Carlyle Seattle's interest had decreased to less than 50% and converted to a limited partnership interest. The Partnership's share of proceeds from this transaction was approximately $29,522,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share was $25,210,324) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share was $61,224,798) for Federal income tax purposes in 1994.

     On December 15, 1995, the unaffiliated venture exercised its option to purchase the Partnership's remaining 50.05% interest in Carlyle Seattle for $21,350,000. The exercise price was satisfied by applying the $5,000,000 option purchase price paid at the initial closing and applying the balance of unpaid principal ($15,000,000) and accrued interest ($1,406,250) on the Carlyle Seattle loan. Therefore, there were no additional cash proceeds from the sale of Carlyle Seattle's remaining 50.05% interest. As a result of this transaction, Carlyle Seattle realized a gain on sale of approximately $21,406,000 for financial reporting purposes in 1995 of which the Partnership's share is approximately $15,691,000.

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


LONG-TERM DEBT - GENERAL

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                 1996         1995
                                             -----------   ----------
9.175% (9.21% through September 30, 1994)
 mortgage obligation; secured by the
 Stonybrook-II apartment complex in
 Tucson, Arizona; principal and interest
 payable monthly at specified pay rates;
 unpaid accrued interest and the remaining
 principal balance due October 1, 1999
 (refinanced in 1994) retired in May 1996
 at sale. . . . . . . . . . . . . . . . .   $     --        4,061,350





                                                 1996         1995
                                             -----------   ----------
9-7/8% mortgage note; secured by the
 Permian Mall shopping center in Odessa,
 Texas; payable in monthly installments
 of principal and interest of $238,891
 until June 1, 2010; balance is net
 of $4,299,737 of unamortized discount
 based upon an imputed interest rate
 of 14%; lender realized upon its
 security interest in the property
 in April 1996. . . . . . . . . . . . . .         --       17,755,085

Mortgage note; secured by the
 National City Center office building
 in Cleveland, Ohio; payable in
 monthly installments of principal
 and interest (at 8.5% per annum) of
 $486,767 until April 10, 2001 when
 the remaining principal balance is due .     55,450,731   56,528,355
                                             -----------  -----------
           Total debt . . . . . . . . . .     55,450,731   78,344,790
           Less current portion
             of long-term debt. . . . . .      1,172,876   18,878,959
                                             -----------  -----------
           Total long-term debt . . . . .    $54,277,855   59,465,831
                                             ===========  ===========


     Five year maturities of long-term debt are as follows:

               1997 . . . . . . . . . .  $ 1,172,876
               1998 . . . . . . . . . .    1,276,547
               1999 . . . . . . . . . .    1,389,383
               2000 . . . . . . . . . .    1,512,192
               2001 . . . . . . . . . .   50,099,733
                                         ===========


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





     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash receipts" of the Partnership will be allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). Distributions of "sale proceeds" and "financing proceeds" are to be allocated 99% to the Limited Partners and 1% to the General Partners until receipt by the Limited Partners of their initial contributed capital plus a stipulated return thereon. Thereafter, distributions of "sale proceeds" and "financing proceeds" are to be allocated to the General Partners until the General Partners have received an amount equal to 3% of the gross sales prices of any properties sold, then the balance 85% to the Limited Partners and 15% to the General Partners. The Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received cash disbursements to satisfy these requirements, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above. As of December 31, 1996 the General Partners have received net sale or refinancing proceeds aggregating approximately $260,000. The Limited Partners have not received and are not expected to receive cash distributions to satisfy these requirements.


MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are/were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager is acting as the property manager of the National City Center Office Building and Stonybrook Apartments (prior to its sale in May 1996) after the assignment of the management contracts on the same terms that existed prior to the assignment.


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership and its consolidated venture principal asset is one office building. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the property, excluding cost of land, is depreciated over the estimated useful life.

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




     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

               1997 . . . . . . . . . . .   $  9,463,832
               1998 . . . . . . . . . . .      9,331,093
               1999 . . . . . . . . . . .      9,145,850
               2000 . . . . . . . . . . .      9,069,285
               2001 . . . . . . . . . . .      8,225,657
               Thereafter . . . . . . . .     26,070,740
                                            ------------
                   Total. . . . . . . . .   $ 71,306,457
                                            ============

     LEASES - AS PROPERTY LESSEE

     First Interstate owned a net leasehold interest (which was scheduled to expire in 2052) in the land underlying the Seattle, Washington office building, subject to a 20-year extension. The lease provided for an annual rent of $670,000 and had been determined to be an operating lease.

     Concurrent with the sale transaction, an affiliate of the new general partner in First Interstate purchased the land underlying the office building and terminated the related ground lease.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                           UNPAID AT
                                                          DECEMBER 31,
                            1996       1995       1994       1996
                          --------   -------   ---------  ------------
Property management
 and leasing fees . . .   $109,308   378,886   1,268,265       171,556
Management fees to
 corporate general
 partner. . . . . . . .     55,557     --         17,185        --
Insurance commissions .     18,966    36,870      39,097        --
Reimbursement (at cost)
 for accounting
 services . . . . . . .      8,906   106,919     126,072           925
Reimbursement (at cost)
 for portfolio management
 services . . . . . . .     33,775    39,302      21,554         7,784
Reimbursement (at cost)
 for legal services . .      8,740     6,265      11,473         1,946
Reimbursement (at cost)
 for administrative
 charges and other out-of-
 pocket expenses. . . .        629   125,278      67,852           149
                          --------   -------   ---------      --------
                          $235,881   693,520   1,551,498       182,360
                          ========   =======   =========      ========





     The General Partners and their affiliates had deferred through June 30, 1988 payment of certain property management and leasing fees. In 1995, the Partnership paid their share of all previously deferred property management and leasing fees. The balance of unpaid property management and leasing fees in the consolidated financial statements at December 31, 1996 reflects the amount due to the General Partners and their affiliates from the Partnership's affiliated venture partner in the Carlyle/National City venture.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership in 1996 were $35,304.





                                                                                       SCHEDULE III
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996



                                                                 COST
                                                             CAPITALIZED              GROSS AMOUNT AT
                                  INITIAL COST TO            SUBSEQUENT TO             WHICH CARRIED
                                  PARTNERSHIP (A)             ACQUISITION         AT CLOSE OF PERIOD (B)(C)
                           --------------------------   ------------------------- -------------------------
                             LAND AND     BUILDINGS     LAND AND      BUILDINGS     LAND AND    BUILDINGS
                             LEASEHOLD       AND        LEASEHOLD        AND       LEASEHOLD       AND
               ENCUMBRANCE   INTERESTS   IMPROVEMENTS   INTERESTS   IMPROVEMENTS   INTERESTS   IMPROVEMENTS
              ------------  -----------  ------------  ----------   -------------  ----------  ------------

OFFICE
 BUILDINGS:
  Cleveland,
   Ohio . . .  $55,450,731   13,500,000    69,078,344       --         8,824,138   13,500,000    77,902,482
               -----------   ----------    ----------   --------      ----------   ----------   -----------

    Total . .  $55,450,731   13,500,000    69,078,344       --         8,824,138   13,500,000    77,902,482
               ===========   ==========    ==========   ========      ==========   ==========   ===========





                                                                           SCHEDULE III - CONTINUED
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996

                                                                               LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                               STATEMENT OF       1996
                                 ACCUMULATED         DATE OF       DATE         OPERATIONS     REAL ESTATE
                   TOTAL       DEPRECIATION(D)    CONSTRUCTION   ACQUIRED      IS COMPUTED        TAXES
               -----------     ---------------    ------------  ----------   ---------------   -----------
OFFICE
BUILDINGS:
 Cleveland,
 Ohio . . . . .  91,402,482         32,315,971        1980         7/27/83        5-30 years     1,890,482
               ------------        -----------                                                   ---------

    Total . . .$ 91,402,482         32,315,971                                                   1,890,482
               ============        ===========                                                   =========







                                                                           SCHEDULE III - CONTINUED
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996

-----------------

     (A)  The cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes is
$99,001,097.

     (C)  Reconciliation of real estate owned:


                                                             1996            1995              1994
                                                         ------------    ------------      -----------
     Balance at beginning of period . . . . . . . . .    $122,904,178     122,300,507      253,999,834
     Additions during period. . . . . . . . . . . . .       1,479,343         603,671        3,274,218
     Reductions during period . . . . . . . . . . . .     (32,981,039)          --        (134,973,545)
                                                         ------------     -----------      -----------

     Balance at end of period . . . . . . . . . . . .    $ 91,402,482     122,904,178      122,300,507
                                                         ============     ===========      ===========

(D)  Reconciliation of accumulated depreciation:
     Balance at beginning of period . . . . . . . . .    $ 42,824,687      39,346,202       82,546,206
     Depreciation expense . . . . . . . . . . . . . .       2,573,900       3,478,485        7,779,552
     Reduction in accumulated depreciation. . . . . .     (13,082,616)          --         (50,979,556)
                                                         ------------     -----------      -----------

     Balance at end of period . . . . . . . . . . . .    $ 32,315,971      42,824,687       39,346,202
                                                         ============     ===========      ===========





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1996 and 1995.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors and members of their families and affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.- XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schrieber is also a director of USC, Inc., as well as a director for a number of investment companies or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993. Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.






ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described in the Notes. The General Partners received a share of the Partnership's income aggregating $1,906,605 for Federal income tax purposes in 1996.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     Urban Retail Properties, Co., an affiliate of the Corporate General Partner, provided property management services to the Partnership for part of 1996 for the Permian Mall in Odessa, Texas at fees calculated at a percentage of gross income from the properties. In 1996, such affiliate earned property management fees amounting to $109,308 for such services.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1996 aggregating approximately $18,966, all of which were paid in 1996 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership in 1996 were $35,304.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $629, of which $149 was unpaid as of December 31, 1996.

     Additionally, the General Partners may be reimbursed for salaries and salary related expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1996, such costs were $51,421, of which $10,655 was unpaid at December 31, 1996.





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

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                                  NAME OF                              AMOUNT AND NATURE
                                  BENEFICIAL                           OF BENEFICIAL       PERCENT
TITLE OF CLASS                    OWNER                                OWNERSHIP           OF CLASS
--------------                    ----------                           -----------------   --------

Limited Partnership Interests     JMB Realty Corporation               100 Interests       Less than 1%
                                                                          directly

Limited Partnership Interests     Corporate General Partner            100 Interests       Less than 1%
                                  its officers and                        directly
                                  directors and the
                                  Associate General
                                  Partner as a group
---------------

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

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

                  10-D. Partnership Interest Redemption Agreement among Carlyle Real Estate Limited Partnership-XII, Carrara Place Investment Partners, Ltd., F.A. Nemeck and Carrara Place Limited is hereby incorporated herein by reference to the Partnership's report for December 8, 1994 on Form 8-K (File No. 0-12433) dated November 23, 1994.

                  10-E. Letter Agreement Regarding Option Closing between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the First Interstate Center in Seattle, Washington is hereby incorporated herein by reference to the Partnership's report for January 26, 1996 on Form 8-K (File No. 0-12433) dated December 15, 1995.

                  10-F. Assignment and Assumption of Partnership Interest between Carlyle Seattle Associates and Wright Runstad Properties, L.P. is hereby incorporated herein by reference to the Partnership's report for January 26, 1996 on Form 8-K (File No. 0-12433) dated December 15, 1995.

                  10-G. Sale documents and exhibits thereto relating to the Partnership's sale of the Stonybrook Apartments in Tucson, Arizona is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-12433) dated August 9, 1996.





                  10-H. Substitute Trustee's deed and bill of sale related to the Partnership's disposition of the Permian Mall in Odessa, Texas is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-12433) dated August 9, 1996.

                  21.   List of Subsidiaries.

                  24.   Powers of Attorney.

                  27.   Financial Data Schedule.

             ___________

                  Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

        (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.


     No annual report for the year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 21, 1997

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 21, 1997

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 21, 1997

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 21, 1997

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Executive Vice President
                        and Director
                Date:   March 21, 1997


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 21, 1997




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                             EXHIBIT INDEX


                                                DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE       PAGE
                                              ------------       ----

3-A.      Pages 6-14, 137-139, A-6 to A-11 and
          A-13 to A-19 of the Prospectus of the
          Partnership dated June 21, 1982, as
          supplemented on August 24, 1982,
          October 21, 1982, November 1, 1982,
          December 22,1982 and February 28, 1983   Yes

3-B.      Amended and Restated Agreement of
          Limited Partnership set forth as
          Exhibit A to the Prospectus              Yes

3-C.      Acknowledgment of rights and duties
          of the General Partners of the
          Partnership between ABPP Associates,
          L.P. (a successor Associated General
          Partner of the Partnership) and
          JMB Realty Corporation                   Yes

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

10-C.     Letter regarding sale/option and
          Partnership Amendment related to
          First Interstate Center                  Yes

10-D.     Partnership interest redemption
          Agreement related to Carrara
          Place                                    Yes

10-E.     Letter agreement regarding option
          closing related to the First
          Interstate Center                        Yes

10-F.     Assignment and assumption of
          Partnership interest related to
          Carlyle Seattle Associates               Yes





             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                       EXHIBIT INDEX - CONTINUED


                                                DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE       PAGE
                                              ------------       ----
10-G.     Sale documents and exhibits
          thereto relating to the Partner-
          ship's sale of the Stonybrook
          Apartments                               Yes

10-H.     Substitute Trustee's deed and
          bill of sale related to the
          Partnership's disposition of
          the Permian Mall                         Yes

21.       List of Subsidiaries                     No

24.       Powers of Attorney                       No

27.       Financial Data Schedule                  No