Form 10-Q
period 1997-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1997-05-14
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended March 31, 1997  Commission file number 0-12433




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .     11




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     13

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     14

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  7,232,923      6,667,839
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .            27,878         68,860
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            24,713         59,345
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           790,425      1,964,692
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .         8,075,939      8,760,736
                                                                           ------------   ------------
Investment properties held for sale or disposition. . . . . . . . . .        59,234,321     59,086,511
                                                                           ------------   ------------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           309,601        319,838
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           789,392        819,823
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           612,300        612,300
                                                                           ------------   ------------
                                                                           $ 69,021,553     69,599,208
                                                                           ============   ============




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $  1,197,977      1,172,876
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           363,882        552,586
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           264,712        266,075
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .         1,192,564      1,864,657
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .             --           691,250
                                                                           ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . .         3,019,135      4,547,444

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .               305            305
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        53,968,782     54,277,855
                                                                           ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .        56,988,222     58,825,604
Venture partner's equity in venture . . . . . . . . . . . . . . . . .           794,800        628,277
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        (7,931,068)    (7,974,796)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .          (900,049)      (900,049)
                                                                           ------------   ------------
                                                                             (8,830,117)    (8,873,845)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       141,003,683    141,003,683
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (68,087,094)   (69,136,570)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (52,847,941)   (52,847,941)
                                                                           ------------   ------------
                                                                             20,068,648     19,019,172
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        11,238,531     10,145,327
                                                                           ------------   ------------
                                                                           $ 69,021,553     69,599,208
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (UNAUDITED)


                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,464,034      5,514,569
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       91,652        150,379
                                                                             -----------     ----------
                                                                               3,555,686      5,664,948
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    1,174,966      1,904,375
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           636,404
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .      951,364      2,390,916
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       45,616        100,129
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       15,895         16,059
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .      108,118        124,365
                                                                             -----------     ----------
                                                                               2,295,959      5,172,248
                                                                             -----------     ----------
       Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . .    1,259,727        492,700

Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . . . . . . . .     (166,523)       (55,188)
                                                                             -----------     ----------
       Net operating earnings (loss). . . . . . . . . . . . . . . . . . . .    1,093,204        437,512
                                                                             -----------     ----------
       Net earnings (loss)  . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,093,204        437,512
                                                                             ===========     ==========
       Net earnings (loss) per limited
        partnership interests:
          Net operating earnings (loss) . . . . . . . . . . . . . . . . . .  $      6.56           2.62
                                                                             -----------     ----------
                                                                             $      6.56           2.62
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,093,204        437,512
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           636,404
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       15,895         16,059
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        --            77,261
    Venture partners' share of ventures' operations . . . . . . . . . . . .      166,523         55,188
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       40,982        158,130
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,632          --
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      392,194        342,788
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       30,431         14,180
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (188,704)      (125,506)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,363)        17,029
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     (672,093)      (140,954)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        --           178,590
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .     (691,250)        23,900
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .      220,451      1,690,581
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (147,810)       (12,723)
  Escrow (deposits) reimbursements. . . . . . . . . . . . . . . . . . . . .      782,073        (78,183)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (5,658)         --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .      628,605        (90,906)
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1997           1996
                                                                            ------------    -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (604,570)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (283,972)      (268,410)
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .     (283,972)      (872,980)
                                                                            ------------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      565,084        726,695

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    6,667,839     10,946,150
                                                                            ------------    -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $  7,232,923     11,672,845
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  1,176,329      1,810,085
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996
                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the National City Center investment property. Accordingly, this property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such property and for properties sold or disposed during the past two years were $1,046,713 and $548,462, respectively, for the three months ended March 31, 1997 and 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                           Unpaid at
                                                           March 31,
                                    1997       1996          1997
                                  -------    -------       ---------
Property management
 and leasing fees . . . . . .     $  --       98,508         171,556
Insurance commissions . . . .        --          171           --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .      16,868     32,108          12,384
                                  -------    -------         -------

                                  $16,868    130,787         183,940
                                  =======    =======         =======

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to the remaining property owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership were $8,325 and $8,826 for the three months ended March 31, 1997 and 1996, respectively.

PERMIAN MALL

     The lender which held the mortgage secured by this investment property realized upon its security in April 1996. In 1997, the Partnership received a bankruptcy settlement related to a tenant at the Permian Mall. The amount of the settlement was approximately $153,000. Additionally, the Partnership has title to a small parcel of land at the Permian Mall, which was not encumbered by the mortgage. The Partnership is currently exploring its options related to such outparcel, including marketing the outparcel for sale. However, there can be no assurance that any sale will occur.

NATIONAL CITY CENTER

     At the National City Center Office Building located in Cleveland, Ohio, a tenant who occupied approximately 66,000 square feet (12.5% of the building) whose lease expired in late 1996 informed the Partnership that it intended to vacate a portion (approximately 45,000 square feet) upon expiration of its existing lease. In the fourth quarter of 1996, the venture and the tenant reached an agreement in which the tenant delayed downsizing its space until February 1997 and extended the term of the remaining space (approximately 21,000 square feet) until late 2000 at a slightly higher rate. In addition, a tenant (who occupied approximately 12,500 square feet and was operating a restaurant on the building's plaza level) terminated its lease effective August 31, 1996. Upon termination, the tenant was required to pay the venture a lease termination fee of $45,000. In January 1997, the venture collected the termination fee from the tenant. The venture is currently exploring its options and is seeking replacement tenants for the vacant space in the building. However, there can be no assurance that any replacement tenants will be obtained.

     In the first quarter of 1997, the Carlyle/National City venture successfully appealed its 1995 and 1994 real estate taxes. The venture received a refund of approximately $270,000 as a result of the appeal. Additionally, the venture was informed that it had successfully appealed its 1996 real estate taxes (payable in 1997). This will result in a decrease in real estate taxes of approximately $165,000. However, a portion of such refund will cause the issuance of rent credits to the tenants as the tenants are generally responsible for their allocable portion of the real estate taxes pursuant to their lease agreements.

     The venture is currently planning to market the property for sale in 1997.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1996 and 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties two unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership between $50 and $75 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 3.44% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At March 31, 1997, the Partnership had cash and cash equivalents of approximately $7,233,000. The Partnership's share of such funds are available for capital improvements and working capital requirements.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold or disposed of in the near term), barring unforeseen economic developments. Without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment from all sources.

RESULTS OF OPERATIONS

     Significant variances between the periods reflected in the accompanying consolidated financial statements are the result of the sale of the Stonybrook Apartments in May 1996 and the lender realizing upon its security in the Permian Mall in April 1996.

     The decrease in escrow deposits at March 31, 1997 as compared to December 31, 1996 is primarily due to the approximately $820,000 reimbursement for tenant improvement costs and payment of real estate tax from escrow accounts at the National City Center.

     The decrease in accounts payable at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for certain expenses at the National City Center.

     The decrease in accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 is primarily due to timing of payments for real estate taxes. The decrease is also due to the reassessment of the building resulting in a decrease in the 1996 taxes which are payable in 1997.

     The decrease in other current liabilities at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for rents at the National City Center.

     The increase in venture partner's equity in venture as of March 31, 1997 as compared to December 31, 1996 and related increase in venture partner's share of venture's operations and decrease in depreciation for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to the classification of the National City Center as assets held for sale as of December 31, 1996 and therefore not subject to continued depreciation.

     The decrease in interest income for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to a reduction in the Partnership's average invested cash balances primarily due to the distribution of previously undistributed sales proceeds and cash flow from operations in May 1996.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
National City Center
  Office Building
  Cleveland, Ohio . . . . . .       97%        97%       95%       95%      89%




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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997