Form 10-Q
period 1997-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1997-08-13
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended June 30, 1997   Commission file number 0-12433




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

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  7,417,162      6,667,839
  Interest, rents and other receivables . . . . . . . . . . . . . . .           194,699         68,860
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --            59,345
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         1,510,277      1,964,692
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .         9,122,138      8,760,736
                                                                           ------------   ------------
Investment properties held for sale or disposition. . . . . . . . . .        59,305,975     59,086,511
                                                                           ------------   ------------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           293,515        319,838
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           759,142        819,823
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           612,300        612,300
                                                                           ------------   ------------
                                                                           $ 70,093,070     69,599,208
                                                                           ============   ============




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $  1,223,614      1,172,876
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           333,563        552,586
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           259,141        266,075
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .         1,617,543      1,864,657
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           143,068        691,250
                                                                           ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . .         3,576,929      4,547,444

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .               305            305
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        53,653,094     54,277,855
                                                                           ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .        57,230,328     58,825,604
Venture partner's equity in venture . . . . . . . . . . . . . . . . .           924,711        628,277

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        (7,903,088)    (7,974,796)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .          (900,049)      (900,049)
                                                                           ------------   ------------
                                                                             (8,802,137)    (8,873,845)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       141,003,683    141,003,683
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (67,415,574)   (69,136,570)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (52,847,941)   (52,847,941)
                                                                           ------------   ------------
                                                                             20,740,168     19,019,172
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        11,938,031     10,145,327
                                                                           ------------   ------------
                                                                           $ 70,093,070     69,599,208
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 3,778,730     3,963,574     7,242,764     9,478,143
  Interest income . . . . . . . . . . . . . . .        84,537       156,920       176,189       307,299
                                                  -----------    ----------    ----------    ----------
                                                    3,863,267     4,120,494     7,418,953     9,785,442
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .     1,164,680     1,740,914     2,339,646     3,645,289
  Depreciation. . . . . . . . . . . . . . . . .         --          644,287         --        1,280,691
  Property operating expenses . . . . . . . . .     1,680,632     1,628,667     2,631,996     4,019,583
  Professional services . . . . . . . . . . . .        48,223        65,630        93,839       165,759
  Amortization of deferred expenses . . . . . .        16,086        15,519        31,981        31,578
  Management fees to corporate
    general partner . . . . . . . . . . . . . .         --           55,557         --           55,557
  General and administrative. . . . . . . . . .       124,235       111,538       232,353       235,903
                                                  -----------    ----------    ----------    ----------
                                                    3,033,856     4,262,112     5,329,815     9,434,360
                                                  -----------    ----------    ----------    ----------
       Operating earnings (loss). . . . . . . .       829,411      (141,618)    2,089,138       351,082

Venture partner's share of
  venture's operations. . . . . . . . . . . . .      (129,911)      (42,491)     (296,434)      (97,679)
                                                  -----------    ----------    ----------    ----------
       Net operating earnings (loss). . . . . .       699,500      (184,109)    1,792,704       253,403

Gain on sale or disposition
  of investment properties, net
  of venture partners' share. . . . . . . . . .         --        7,080,695         --        7,080,695
                                                  -----------    ----------    ----------    ----------

       Net earnings (loss)  . . . . . . . . . .   $   699,500     6,896,586     1,792,704     7,334,098
                                                  ===========    ==========    ==========    ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
       Net earnings (loss) per limited
        partnership interests:
          Net operating earnings (loss) . . . .   $      4.20         (1.10)        10.76          1.52
          Gain on sale or disposition of
            investment properties, net. . . . .         --            43.81         --            43.81
                                                  -----------    ----------    ----------    ----------
                                                  $      4.20         42.71         10.76         45.33
                                                  ===========    ==========    ==========    ==========

       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . .   $     --            35.00         --            35.00
                                                  ===========    ==========    ==========    ==========






















                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997           1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,792,704      7,334,098
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         1,280,691
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       31,981         31,578
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        --            79,333
    Venture partners' share of ventures' operations . . . . . . . . . . . .      296,434        104,610
    Total gain on sale or disposition of investment properties. . . . . . .        --        (7,087,626)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .     (125,839)       253,368
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       59,345        116,454
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (270,289)       (89,295)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       60,681         36,547
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (219,023)      (104,330)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,934)       (15,327)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     (247,114)       153,354
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        --           (11,331)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (548,182)       (79,095)
                                                                            ------------   ------------
        Net cash provided by (used in) operating activities . . . . . . . .      823,764      2,003,029
                                                                            ------------   ------------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (219,464)    (1,077,064)
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (95,615)      (156,366)
  Tenant improvement costs reimbursements from escrow . . . . . . . . . . .      820,319         91,794
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (5,658)         --
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .        --         4,571,594
                                                                            ------------   ------------
          Net cash provided by (used in) investing activities . . . . . . .      499,582      3,429,958
                                                                            ------------   ------------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1997          1996
                                                                            ------------   ------------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (604,570)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (574,023)      (527,404)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .        --        (5,600,175)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        --           (81,412)
                                                                            ------------   ------------
        Net cash provided by (used in) financing activities . . . . . . . .     (574,023)    (6,813,561)
                                                                            ------------   ------------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      749,323     (1,380,574)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    6,667,839     10,946,150
                                                                            ------------   ------------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $  7,417,162      9,565,576
                                                                            ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  2,346,580      3,581,283
                                                                            ============   ============
  Non-cash investing and financing activities:
    Sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . $      --         8,632,944
      Principal balance due on mortgage payable . . . . . . . . . . . . . .        --        (4,061,350)
                                                                            ------------    -----------
          Cash proceeds from sale of investment properties,
            net of selling expenses . . . . . . . . . . . . . . . . . . . . $      --         4,571,594
                                                                            ============    ===========
    Disposition of investment property:
      Balance due on long-term debt cancelled . . . . . . . . . . . . . . . $      --        22,054,561
      Discount on long-term debt cancelled. . . . . . . . . . . . . . . . .        --        (4,220,143)
      Reduction of current assets and liabilities . . . . . . . . . . . . .        --           868,896
      Reduction of investment property. . . . . . . . . . . . . . . . . . .        --       (15,700,569)
                                                                            ------------    -----------
          Non-cash gain recognized due to lender realizing
            upon security . . . . . . . . . . . . . . . . . . . . . . . . . $      --         3,002,745
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

                        JUNE 30, 1997 AND 1996
                              (UNAUDITED)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the National City Center investment property. Accordingly, this property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such property and for properties sold or disposed during the past two years were $1,863,296 and $789,141, respectively, for the six months ended June 30, 1997 and 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                           Unpaid at
                                                           June 30,
                                    1997       1996          1997
                                  -------    -------       ---------
Property management
 and leasing fees . . . . . .     $  --      113,242        171,556
Management fees to
 corporate general
 partner. . . . . . . . . . .        --       55,557          --
Insurance commissions . . . .      20,569     18,052          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .      33,753     54,089         26,639
                                  -------    -------        -------
                                  $54,322    240,940        198,195
                                  =======    =======        =======

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to the remaining property owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership were $16,671 and $17,652 for the six months ended June 30, 1997 and 1996, respectively.

YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a transition of title and management of the property, the joint venture negotiated the right to share in future sale or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture has a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The joint venture has learned that the lender sold the property during 1996 without having given the joint venture its right of first opportunity. The joint venture has filed a suit against the lender for breach of its obligations. There are no assurances that the joint venture will recover any amounts as a result of this action.

PERMIAN MALL

     The lender which held the mortgage secured by this investment property realized upon its security in April 1996. In 1997, the Partnership received a bankruptcy settlement related to a prior tenant at the Permian Mall. The amount of the settlement was approximately $153,000. Additionally, the Partnership has title to a small parcel of land at the Permian Mall, which was not encumbered by the mortgage. The Partnership is currently exploring its options related to such outparcel, including marketing the outparcel for sale. However, there can be no assurance that any such sale will occur.

NATIONAL CITY CENTER

     At the National City Center Office Building located in Cleveland, Ohio, a tenant who occupied approximately 66,000 square feet (12.5% of the building) whose lease expired in late 1996 informed the Partnership that it intended to vacate a portion (approximately 45,000 square feet) upon expiration of its existing lease. In the fourth quarter of 1996, the venture and the tenant reached an agreement in which the tenant delayed downsizing its space until February 1997 and extended the term of the remaining space (approximately 21,000 square feet) until late 2000 at a slightly higher rate. In addition, a tenant (who occupied approximately 12,500 square feet and was operating a restaurant on the building's plaza level) terminated its lease effective August 31, 1996. Upon termination, the tenant was required to pay the venture a lease termination fee of $45,000. In January 1997, the Carlyle/National City venture collected the termination fee from the tenant. The venture is currently exploring its options and is seeking replacement tenants for the vacant space in the building. However, there can be no assurance that any replacement tenants will be obtained.

     In the first quarter of 1997, the venture successfully appealed its 1995 and 1994 real estate taxes and received a refund of approximately $270,000. Additionally, the venture was informed that it had successfully appealed its 1996 real estate taxes (payable in 1997). This will result in a decrease in real estate taxes of approximately $165,000. However, portions of such refunds will cause the issuance of rent credits to the tenants as the tenants are generally responsible for their allocable portion of the real estate taxes pursuant to their lease agreements.

     The venture is currently marketing the property for sale.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1996 and 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties two unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership between $50 and $75 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 3.87% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At June 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $7,417,000. The Partnership's share of such funds are available for capital improvements and working capital requirements.

     The General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. The Partnership is currently marketing the National City Center Office Building for sale. If the property is sold in 1997, the Partnership will use its best efforts to terminate in 1997. The timing of such termination will depend upon, among other things, the actual date of closing as well as the resolution of the Yerba Buena lawsuit discussed in the footnotes above. Without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment from all sources.

RESULTS OF OPERATIONS

     The decrease in prepaid expenses at June 30, 1997 as compared to December 31, 1997 is primarily due to the timing of payment of certain insurance premiums at the National City Center.

     The increase of cash and cash equivalents and the corresponding decrease in escrow deposits at June 30, 1997 as compared to December 31, 1996 is primarily due to the approximately $820,000 reimbursement for tenant improvement costs and payment of real estate tax from escrow accounts at the National City Center offset by additional funding into the escrow account.

     The decrease in accounts payable at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for certain expenses at the National City Center.

     The decrease in accrued real estate taxes at June 30, 1997 as compared to December 31, 1996 is primarily due to timing of payments for real estate taxes. The decrease is also due to the reassessment of the building resulting in a decrease in the 1996 taxes which are payable in 1997.

     The decrease in unearned rents at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for rents at the National City Center.

     The increase in venture partner's equity in venture as of June 30, 1997 as compared to December 31, 1996 and related increase in venture partner's share of venture's operations and decrease in depreciation for the three and six months ended June 30, 1997 as compared to the same period in 1996 is primarily due to the classification of the National City Center as assets held for sale as of December 31, 1996 and therefore not subject to continued depreciation.

     Significant variances between the periods reflected in the accompanying consolidated statements of operations are primarily the result of the sale of the Stonybrook Apartments in May 1996 and the lender realizing upon its security in the Permian Mall in April 1996.

     The decrease in interest income for the three and six months ended June 30, 1997 as compared to the same period in 1996 is primarily due to a reduction in the Partnership's average invested cash balances primarily due to the distribution of previously undistributed sales proceeds and cash flow from operations in May 1996.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
National City Center
  Office Building
  Cleveland, Ohio . . . . . .       97%        97%       95%       95%      89%     89%




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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997