Form 10-K405
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1998-03-27
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1997                Commission file no. 0-12433



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                          Page
                                                          ----

PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  10

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  12

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  33


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  33

Item 11.     Executive Compensation . . . . . . . . . . .  36

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  38

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  39


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  39


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  42

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership has disposed of its last remaining real property investment located in the state of Ohio. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2032. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as possible and wind up its affairs not later than December 31, 1998, barring any unforeseen economic developments.

     The Partnership made the real property investments set forth in the following table:


Name, Type of Property                     Date of
    and Location                Size      Purchase   Sale or Disposal Date       Type of Ownership
----------------------          ----      --------  ----------------------       ---------------------
1. Country Square
    Apartments
    Carrollton, Texas .       434 units    9-30-82          2-2-93               fee ownership of land
                                                                                 and improvements
                                                                                 (through joint
                                                                                 venture partnership)
2. Timberline
    Apartments
    Denver, Colorado. .       200 units    11-1-82          7-25-90              fee ownership of land
                                                                                 and improvements
3. Summerfield/Oak-
    ridge Apartments
    Aurora, Colorado. .       472 units    12-1-82          1-3-91               fee ownership of land
                                                                                 and improvements
                                                                                 (through joint
                                                                                 venture partnership)
4. Arbor Town
    Apartments-I
    Arlington, Texas. .       200 units   12-29-82         11-26-84              fee ownership of land
                                                                                 and improvements
5. Arbor Town
    Apartments-II
    Arlington, Texas. .       202 units    11-1-82         11-26-84              fee ownership of land
                                                                                 and improvements
6. Sierra Pines
    Apartments
    Houston, Texas. . .       404 units    3-31-82          7-29-93              fee ownership of land
                                                                                 and improvements
7. Presidio West
    Apartments-II
    Houston, Texas. . .       400 units    9-16-82          1-1-86               fee ownership of land
                                                                                 and improvements
8. Meadows South-
    west Apartments
    Houston, Texas. . .       384 units    4-1-82          12-28-90              fee ownership of land
                                                                                 and improvements
9. The Crossing
    Apartments
    Houston, Texas. . .       366 units    8-1-82           7-29-93              fee ownership of land
                                                                                 and improvements





Name, Type of Property                     Date of
    and Location                Size      Purchase   Sale or Disposal Date       Type of Ownership
----------------------          ----      --------  ----------------------       ---------------------

10. Stonybrook
     Apartments-I & II
     Tucson, Arizona. .       411 units    10-1-82          5-23-96              fee ownership of land
                                                                                 and improvements
                                                                                 (through joint venture
                                                                                 partnership) (a)(b)
11. First Interstate
     Center
     Seattle,
     Washington . . . .       921,000      3-10-82         12-15-95              fee ownership of
                               sq.ft.                                            improvements and
                               n.r.a.                                            and ground leasehold
                                                                                 interest (through joint
                                                                                 venture partnership)
                                                                                 (a)(b)
12. Carrara Place
     Office Building
     Englewood,
     Colorado . . . . .       233,000     11-23-82          12-8-94              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through joint venture
                                                                                 partnership)
13. San Mateo
     Fashion Island
     San Mateo,
     California . . . .       832,000      9-10-82         12-31-86              fee ownership of land
                               sq.ft.                                            and improvements and
                               g.l.a.                                            ground leasehold
                                                                                 interest in land
                                                                                 (a)
14. Permian Mall
     Odessa, Texas. . .       665,000     12-28-82          4-2-96               fee ownership of land
                               sq.ft.                                            and improvements (a)
                               g.l.a.
15. National City
     Center Office
     Building
     Cleveland, Ohio. .       786,400      7-27-83         12-18-97              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through joint
                                                                                 venture partnership)
                                                                                 (a) (b)




Name, Type of Property                     Date of
    and Location                Size      Purchase   Sale or Disposal Date       Type of Ownership
----------------------          ----      --------  ----------------------       ---------------------

16. Yerba Buena
     West Office
     Building
     San Francisco,
     California . . . .       268,000      8-30-85          6-24-92              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through joint venture
                                                                                 partnership)(a)


---------------

  (a)  This property has been sold or disposed.  Reference is made to the Notes for a description of the sale or disposition of such real property investment.

  (b)  Reference is made to the Notes for a description of the joint venture partnership through which the
Partnership made this real property investment.


     The Partnership's real property investments were subject to competition from similar types of properties (including properties owned by affiliates of the General Partners) in the vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants.

Reference is made to Item 7. Approximate occupancy levels for the remaining investment property owned in 1997 are set forth in the table in
Item 2 below to which reference is made. The Partnership maintained the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and services provided to tenants.

     On December 18, 1997, the Partnership through its joint venture sold the National City Center office building. Reference is made to the Notes for a further description of such transaction.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships the property or interest in the property referred to under Item 1 above to which reference is hereby made for a description of said property.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment property owned during 1997:

                                                             1996                      1997
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----

 1. National City Center
     Office Building
     Cleveland, Ohio. . . . .  Banking               97%   97%    95%    95%   89%    89%   90%    N/A


--------------------

     An "N/A" indicates that the Partnership's interest in the property was sold and was not owned by the
Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 and 1997.





                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 15,936 record holders of the 159,990 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a limited partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.

    Reference is made to Item 7 below for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 13,953,548    17,687,780    23,238,472    43,570,909    49,186,211
                           ============   ===========   ===========   ===========   ===========
Earnings (loss) before
 gain on sale or dispo-
 sition of investment
 property . . . . . . . .     2,486,816       405,819      (707,698)   (2,916,402)   (4,671,481)
Gain on sale or
 disposition of
 investment properties,
 or interest in investment
 properties, net of
 venture partners' share.    17,031,847     7,080,695    15,690,781    30,614,901     4,091,683
Extraordinary items . . .                       --            --         (675,062)        --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $ 19,518,663     7,486,514    14,983,083    27,023,437      (579,798)
                           ============   ===========   ===========   ===========   ===========
Net earnings (loss)
 per limited part-
 nership interest (b):
  Earnings (loss) before
   gain on sale or dispo-
   sition of investment
   property . . . . . . .  $      14.92          2.44         (4.25)       (17.50)       (28.03)
  Gain on sale or
   disposition of
   investment properties,
   or interest in invest-
   ment properties, net
   of venture partners'
   share. . . . . . . . .         56.61         43.81         97.08        189.42         25.32
  Extraordinary items . .         --            --            --            (4.18)        --
                           ------------   -----------   -----------   -----------   -----------
      Net earnings
        (loss). . . . . .  $      71.53         46.25         92.83        167.74         (2.71)
                           ============   ===========   ===========   ===========   ===========




                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------

Total assets. . . . . . .  $ 34,436,873    69,599,208    95,288,548   125,013,528   209,636,156
                           ============   ===========   ===========   ===========   ===========

Long-term debt. . . . . .  $     --        54,277,855    59,465,831    93,051,656   194,712,434
                           ============   ===========   ===========   ===========   ===========

Cash distributions
  per Interest (c). . . .  $     --             60.00        145.00         --            --
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

     During 1996 and 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $50 and $105 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers expired. As of the date of this report, the Partnership is aware that 5.49% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers will be made for Interests. The board of directors of JMB Realty Corporation ("JMB") the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $34,100,000. Such funds are available for future distributions to partners, the venture partner in Carlyle/National City joint venture, potential obligations related to representations and warranties given pursuant to the sale of National City Center and for working capital requirements.

     In February 1998, Carlyle/National City made a distribution of a portion of the proceeds from the sale of National City Center office building to the Partnership's venture partner of $3,980,395. Additionally, in February 1998, the Partnership paid a distribution of sales proceeds related to the sale of National City Center office building of $20,798,700 ($130 per interest) to the Limited Partners and an operating distribution of $4,799,700 ($30 per interest) to the Limited Partners and $199,987 to the General Partners.


     STONYBROOK APARTMENTS

     On May 23, 1996, the Partnership, through the Stonybrook Partners Limited Partnership joint venture, sold the Stonybrook Apartments I & II. Reference is made to the Notes for a further description of such sale.

     NATIONAL CITY CENTER

     On December 18, 1997, the Partnership through the Carlyle/National City joint venture, sold the National City Center office building. Reference is made to the Notes for a further description of such sale.

     PERMIAN MALL

     On April 2, 1996, the lender realized upon its security in the Permian Mall. Reference is made to the Notes for a further description of such disposition.

GENERAL

     The affairs of the Partnership are expected to be wound up no later than December 31, 1998, barring unforeseen economic developments. The timing of such termination will depend upon, among other things, the resolution of the Yerba Buena lawsuit as discussed in the Notes. It is anticipated that the Limited Partners will receive approximately half of their original investment from all sources.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sale of the National City Center Office Building in December 1997, the sale of Stonybrook Apartments in May 1996 and the lender realizing upon its security in the Permian Mall in April 1996.

     The decreases in depreciation and increase in venture partners' share of ventures' operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the year ended December 31, 1996 as compared to the year ended December 31, 1995 are primarily due to the classification of the National City Center as assets held for sale as of December 31, 1996 and Stonybrook Apartments and Permian Mall as assets held for sale as of January 1, 1996 and therefore not subject to continued depreciation, as of those dates.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses. Due to the sale of the Partnership's last remaining investment property in 1997 and the expected liquidation of the Partnership in 1998, inflation is not expected to significantly impact future operations.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES



                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended December 31,
  1997, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inap-plicable or the information is presented in the consolidated financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XII (a limited partnership) and consolidated ventures as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XII and consolidated ventures at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996


                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 34,078,416        6,667,839
  Interest, rents and other receivables . . . . . . . . . . . . . . .        358,457           68,860
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --              59,345
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,964,692
                                                                        ------------      -----------

       Total current assets . . . . . . . . . . . . . . . . . . . . .     34,436,873        8,760,736
                                                                        ------------      -----------

    Properties held for sale or disposition . . . . . . . . . . . . .          --          59,086,511
                                                                        ------------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --             319,838
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --             819,823
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             612,300
                                                                        ------------      -----------

                                                                        $ 34,436,873       69,599,208
                                                                        ============      ===========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $      --           1,172,876
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        754,294          552,586
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --             266,075
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          --           1,864,657
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .          --             691,250
                                                                        ------------      -----------
       Total current liabilities. . . . . . . . . . . . . . . . . . .                       4,547,444

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --                 305
Long-term debt, less current portion. . . . . . . . . . . . . . . . .          --          54,277,855
                                                                        ------------      -----------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .        754,294       58,825,604

Venture partner's equity in venture . . . . . . . . . . . . . . . . .      4,018,589          628,277
Partners' capital accounts (deficit):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .         99,049       (7,974,796)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (900,049)        (900,049)
                                                                        ------------      -----------
                                                                            (800,000)      (8,873,845)
                                                                        ------------      -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .    141,003,683      141,003,683
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (57,691,752)     (69,136,570)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (52,847,941)     (52,847,941)
                                                                        ------------      -----------
                                                                          30,463,990       19,019,172
                                                                        ------------      -----------
       Total partners' capital accounts (deficits). . . . . . . . . .     29,663,990       10,145,327
                                                                        ------------      -----------
                                                                        $ 34,436,873       69,599,208
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $ 13,507,001       17,181,310      22,300,351
  Interest income . . . . . . . . . . . . . . . . .         446,547          506,470         938,121
                                                       ------------      -----------     -----------
                                                         13,953,548       17,687,780      23,238,472
                                                       ------------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       4,495,800        6,025,827       9,024,210
  Depreciation. . . . . . . . . . . . . . . . . . .           --           2,573,900       3,478,485
  Property operating expenses . . . . . . . . . . .       5,924,002        7,873,109      11,000,332
  Management fees to corporate general partner. . .           --              55,557           --
  Professional services . . . . . . . . . . . . . .         149,150          243,600         271,107
  Amortization of deferred expenses . . . . . . . .          62,706           62,600          64,233
  General and administrative. . . . . . . . . . . .         405,027          366,474         385,664
                                                       ------------      -----------     -----------
                                                         11,036,685       17,201,067      24,224,031
                                                       ------------      -----------     -----------
                                                          2,916,863          486,713        (985,559)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . .        (430,047)         (80,894)        277,861
                                                       ------------      -----------     -----------
        Earnings (loss) before gain on sale or
         disposition of property. . . . . . . . . .       2,486,816          405,819        (707,698)
Gain on sale or disposition, net of venture
  partners' share . . . . . . . . . . . . . . . . .      17,031,847        7,080,695      15,690,781
                                                       ------------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .    $ 19,518,663        7,486,514      14,983,083
                                                       ============      ===========     ===========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                           1997             1996            1995
                                                       ------------     ------------    ------------

        Net earnings (loss) per limited
          partnership interest:
            Earnings (loss) before gain on sale
              or disposition of investment
              property. . . . . . . . . . . . . . .    $      14.92             2.44           (4.25)
            Net gain on sale or disposition
              of interests in investment
              properties, net of venture
              partner's share . . . . . . . . . . .           56.61            43.81           97.08
                                                       ------------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .    $      71.53            46.25           92.83
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           GENERAL PARTNERS                                       LIMITED PARTNERS
           ------------------------------------------------    -------------------------------------------------------
                                                             CONTRI-
                                                             BUTIONS
                       NET        CASH                       NET OF         NET
          CONTRI-    EARNINGS    DISTRI-                    OFFERING      EARNINGS       CASH
          BUTIONS     (LOSS)     BUTIONS        TOTAL        COSTS         (LOSS)    DISTRIBUTIONS     TOTAL
          -------   ----------  ----------   -----------  -----------   -----------  -------------  -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994 . . .$1,000   (8,190,436)  (583,877)   (8,773,313) 141,003,683    (91,390,527)  (20,047,816)  29,565,340

Net earnings
 (loss) . .  --        128,600      --          128,600        --        14,854,483         --      14,854,483

Cash dis-
 tribution
 ($145 per
 Limited
 Partner
 interest).  --          --      (234,351)     (234,351)       --             --      (23,200,725) (23,200,725)
           ------   ----------   --------    ----------   -----------   -----------   -----------   ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1995 . . . 1,000   (8,061,836)  (818,228)   (8,879,064) 141,003,683    (76,536,044)  (43,248,541)  21,219,098

Net earnings
 (loss) . .  --         87,040       --          87,040         --        7,399,474          --      7,399,474

Cash dis-
 tribution
 ($60 per
 Limited
 Partner
 interest).  --           --      (81,821)      (81,821)       --             --       (9,599,400)  (9,599,400)
           ------   ----------   --------    ----------   -----------   -----------   -----------   ----------




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                           GENERAL PARTNERS                                       LIMITED PARTNERS
           ------------------------------------------------    -------------------------------------------------------
                                                             CONTRI-
                                                             BUTIONS
                       NET        CASH                       NET OF         NET
          CONTRI-    EARNINGS    DISTRI-                    OFFERING      EARNINGS       CASH
          BUTIONS     (LOSS)     BUTIONS        TOTAL        COSTS         (LOSS)    DISTRIBUTIONS     TOTAL
          -------   ----------  ----------   -----------  -----------   -----------  -------------  -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1996 . . . 1,000   (7,974,796)  (900,049)   (8,873,845) 141,003,683    (69,136,570)  (52,847,941)  19,019,172

Net earnings
 (loss) . .          8,073,845      --        8,073,845        --        11,444,818         --      11,444,818

Cash dis-
 tribution
 ($0 per
 Limited
 Partner
 interest).  --          --         --            --           --             --            --           --
           ------   ----------   --------    ----------   -----------   -----------   -----------   ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1997 . . .$1,000       99,049   (900,049)     (800,000) 141,003,683    (57,691,752)  (52,847,941)  30,463,990
           ======   ==========   ========    ==========  ===========    ===========   ===========   ==========









                          See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           1997             1996             1995
                                                       ------------     ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $ 19,518,663        7,486,514      14,983,083
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . .           --           2,573,900       3,478,485
    Amortization of deferred expenses . . . . . . .          62,706           62,600          64,233
    Amortization of discount on long-term debt. . .           --              79,333         299,737
    Venture partners' share of ventures'
      operations and gain on sale or
      disposition of investment properties. . . . .       3,390,312           87,825       5,437,608
    Total gain on sale or disposition of
      investment properties or interests
      in investment properties. . . . . . . . . . .     (19,992,112)      (7,087,626)    (21,406,250)
  Changes in:
    Interest, rents and other receivables . . . . .        (992,367)          (5,710)         10,707
    Prepaid expenses. . . . . . . . . . . . . . . .          59,345           39,166         (13,714)
    Escrow deposits . . . . . . . . . . . . . . . .         979,577          (72,572)        531,334
    Accrued rents receivable. . . . . . . . . . . .         819,823           51,122        (229,785)
    Accounts payable. . . . . . . . . . . . . . . .         193,803           (7,635)       (173,151)
    Accrued interest. . . . . . . . . . . . . . . .        (266,075)          (5,171)      1,298,520
    Accrued real estate taxes . . . . . . . . . . .      (1,864,657)         438,312          43,339
    Other current liabilities . . . . . . . . . . .        (691,250)         617,652        (316,075)
    Tenant security deposits. . . . . . . . . . . .           --             (12,201)         (1,204)
                                                       ------------     ------------   -------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       1,217,768        4,245,509       4,006,867
                                                       ------------     ------------   -------------





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1997             1996             1995
                                                       ------------     ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . .           --               --          1,944,746
  Additions to investment properties. . . . . . . .        (579,997)      (1,479,343)       (603,671)
  Proceeds from sale of investment properties,
    net of selling expenses . . . . . . . . . . . .      26,371,722        4,571,594           --
  Escrow (deposits) refunds, net. . . . . . . . . .       1,597,415         (246,999)       (385,450)
  Payment of deferred expenses. . . . . . . . . . .         (23,577)          (5,657)          --
                                                       ------------     ------------   -------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      27,365,563        2,839,595         955,625
                                                       ------------     ------------   -------------
Cash flows from financing activities:
  Bank overdrafts . . . . . . . . . . . . . . . . .           --            (604,570)        604,570
  Principal payments on long-term debt. . . . . . .      (1,172,754)      (1,077,624)     (1,690,043)
  Distributions to limited partners . . . . . . . .           --          (9,599,400)    (23,200,725)
  Distributions to general partners . . . . . . . .           --             (81,821)       (234,351)
                                                       ------------     ------------   -------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (1,172,754)     (11,363,415)    (24,520,549)
                                                       ------------     ------------   -------------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . .      27,410,577       (4,278,311)    (19,558,057)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       6,667,839       10,946,150      30,504,207
                                                       ------------     ------------   -------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $ 34,078,416        6,667,839      10,946,150
                                                       ============     ============   =============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                           1997             1996            1995
                                                       ------------     ------------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $  4,761,875        5,951,665       7,425,953
                                                       ============     ============   =============
  Non-cash investing and financing activities:
    Disposition of investment properties:
    Balance due on mortgage note payable canceled .    $      --          22,054,561           --
    Balance due on note payable canceled. . . . . .           --               --         15,000,000
    Discount on long-term debt canceled . . . . . .           --          (4,220,143)          --
    Recognition of deferred gain on sale
      of interest in investment property. . . . . .           --               --          5,000,000
    Reduction of investment property. . . . . . . .           --         (15,700,569)          --
    Reduction of current assets and liabilities . .           --             515,905           --
    Reduction of accrued interest payable . . . . .           --               --          1,406,250
                                                       ------------     ------------   -------------
      Non-cash gain recognized on
        disposition of investment property. . . . .    $      --           2,649,754      21,406,250
                                                       ============     ============   =============
    Sale of investment properties:
      Total sales proceeds,
        net of selling expenses . . . . . . . . . .    $ 80,649,699        8,632,944           --
      Principal balance on loans payable. . . . . .     (54,277,977)      (4,061,350)          --
                                                       ------------     ------------   -------------
          Cash sales proceeds from sale of
            investment properties, net of
             selling expenses . . . . . . . . . . .    $ 26,371,722        4,571,594           --
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (through a joint venture) an equity investment in an office building located in Ohio. Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale of such real estate. The Partnership currently expects to conduct an orderly liquidation and wind up its affairs not later than December 31, 1998.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, Carlyle Seattle Associates ("Carlyle Seattle") (prior to sale of its interest), Stonybrook Partners Limited Partnership ("Stonybrook") (prior to its sale in May 1996), Carlyle/National City Associates ("Carlyle/National City") (prior to its sale in December 1997). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to Wright-Carlyle Seattle ("First Interstate"), effective December 1, 1994, due to the sale of 49.95% of Carlyle Seattle's interest until the remaining interest was sold on December 15, 1995. Accordingly, the accompanying consolidated financial statements do not include the accounts of entities accounted for under the equity method.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:


                                                    1997                               1996
                                     ------------------------------    ------------------------------
                                       GAAP BASIS        TAX BASIS        GAAP BASIS       TAX BASIS
                                                        (UNAUDITED)                       (UNAUDITED)
                                      ------------      -----------      ------------     -----------

Total assets. . . . . . . . . . . .   $ 34,436,873       49,203,008       69,599,208      22,631,510

Partners' capital accounts
  (deficits):
    General partners. . . . . . . .       (800,000)        (217,650)      (8,873,845)     (3,752,860)
    Limited partners. . . . . . . .     30,463,990       49,335,043       19,019,172       6,716,371

Net earnings (loss):
    General partners. . . . . . . .      8,073,845        3,535,210           87,040       1,906,605
    Limited partners. . . . . . . .     11,444,818       42,618,671        7,399,474      19,243,593

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          71.53           266.38            46.25          120.28
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and certificates of deposit at cost which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($33,940,437 and $5,760,588 held at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts reflected as short-term investments being held to maturity.

     Deferred expenses were comprised principally of deferred leasing commissions and deferred lease assumption costs which were amortized over the lives of the related leases and deferred mortgage costs which were amortized over the term of the related notes.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures, ten apartment complexes, four office buildings, and two enclosed shopping malls. During 1984, the Partnership sold its interest in the Arbor Town Apartments-I and the Arbor Town Apartments-II complexes but retained a security interest therein. Subsequently, in 1992, the first mortgage lenders on the Arbor Town Apartments-I and Arbor Town Apartments-II complexes realized upon their security and obtained title to the properties resulting in the Partnership no longer having such security interest in the properties. In 1986, the Partnership conveyed its interest in the Presidio West Apartments-II and sold its interest in the San Mateo shopping center. In 1990, the Partnership disposed of its interest in the Timberline Apartments and sold its interest in the Meadows Southwest Apartments. In 1991, the Partnership, through its joint venture, disposed of its interest in the Summerfield/Oakridge Apartments. In 1992, the joint venture which owned the Yerba Buena West Office Building transferred title to the property to the lender. In 1993, the Partnership sold its interest in the Sierra Pines Apartments and The Crossing Apartments, and disposed of its interest in the Country Square Apartments. In 1994, the Partnership redeemed its interest in Carrara Place Limited. Also in 1994, Carlyle

Seattle sold 49.95% of its interest in and issued an option to sell its remaining 50.05% interest in the First Interstate venture. In 1995, Carlyle Seattle sold its remaining interest in the First Interstate venture, as discussed below. In 1996, the Partnership, through a joint venture, sold the Stonybrook Apartments. Also, in 1996, the lender realized upon its security and obtained title to the Permian Mall. In 1997, the Partnership, through a joint venture, sold the National City Center office building.

     Depreciation on the operating properties had been provided over estimated useful lives of 5 to 30 years using the straight-line method.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell of such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     The results of operations for consolidated properties, net of venture partners' share, sold or disposed of during the past three years were $2,703,152, $728,582 and ($801,138), respectively, for the three years ended December 31, 1997, 1996 and 1995.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

INVESTMENT PROPERTIES

     National City Center Office Building

     In July 1983, the Partnership acquired, through Carlyle/National City (a joint venture with Carlyle Real Estate Limited Partnership-XI, a partnership sponsored by the Corporate General Partner of the Partnership ("Carlyle-XI")), an interest in an office building in Cleveland, Ohio.

     The Partnership made an initial contribution of $35,081,513 to Carlyle/National City. The terms of the Carlyle/National City venture agreement provide that the capital contributions, annual cash flow, net proceeds from sale or refinancing and profit or loss will be allocated or distributed 86.2745% to the Partnership. The Partnership's net cash investment in the property was $27,708,692 before the $5,568,354 distribution resulting from the increase in the first mortgage loan.

     On December 18, 1997, Carlyle/National City sold the National City Center Office Building. As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore was no longer subject to continued depreciation. The sale price of the land and improvements was $82,150,000.

Cash proceeds, after selling costs and the $54,277,977 mortgage assumed by the purchaser, was $26,371,722 of which the Partnership's share was $22,752,070. As a result of the sale, the Partnership recognized a gain of $17,031,847, net of venture partner's share of $2,960,266, for financial reporting purposes and a gain of $48,326,193 for Federal income tax purposes in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, Carlyle/National City agreed to certain representations, warranties and covenants with a stipulated survival period which expires December 17, 1998. Although it is not expected, Carlyle/National City and the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and shall in no event exceed $2,0000,000 in aggregate of which the Partnership's share is approximately $1,725,000.

     Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994. The loan was amortized over 22 years with a scheduled balloon payment due on April 10, 2001. The lender required an escrow account of $612,300 to be established at the inception of the refinancing for certain specific future tenant improvement costs at the property. The escrowed funds were to be released to the venture upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the extension of the Baker & Hostetler lease. The Venture was required to escrow approximately $313,000 per year in 1994 through 1996 and to escrow approximately $229,000 per year in 1997 and 1998. In 1996, approximately $92,000 was received from the tenant improvement escrow. Additionally, in January 1997 approximately $820,000 was received from the tenant improvement escrow. All remaining amounts held in escrow prior to the sale of National City Center (including interest earned on the escrowed funds) were refunded to Carlyle/National City in the fourth quarter of 1997.

     Yerba Buena Office Building

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnership sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a transition of title and management of the property, the joint venture negotiated the right to share in future sale proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for.
The joint venture has filed a suit against the lender for breach of its obligation. There are no assurances that the joint venture will recover any amounts as a result of this action.

     Permian Mall

     The lender that held the mortgage secured by the Permian Mall investment property realized upon its security on April 2, 1996. As the Partnership had committed to a plan to sell or dispose of the property, the property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. As a result of the disposition of the property, the Partnership recognized a gain of $2,643,751, net of venture partner's share, for financial reporting purposes and realized a gain of $14,801,353 for Federal income tax purposes in 1996 with no corresponding distributable proceeds.

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

     Stonybrook Apartments

     On May 23, 1996, the Partnership, through the Stonybrook Partners Limited Partnership joint venture, sold the land and related improvements known as the Stonybrook Apartments I & II. As the Partnership had committed to a plan to sell or dispose of the property, the property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price of the land and improvements was $8,632,944 (after deducting selling costs). A portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of $4,061,350. As a result of the sale, the Partnership recognized a gain of $4,436,944, net of venture partner's share, for financial reporting purposes and recognized a gain of $7,716,980 for Federal income tax purposes in 1996.

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

LONG-TERM DEBT - GENERAL

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                 1997         1996
                                             -----------   ----------
Mortgage note; secured by the
 National City Center office building
 in Cleveland, Ohio; payable in
 monthly installments of principal
 and interest (at 8.5% per annum) of
 $486,767 until April 10, 2001 when
 the remaining principal balance is due
 (assumed by buyer upon sale, as
 discussed above) . . . . . . . . . . . .    $    --       55,450,731
                                             -----------  -----------
           Total debt . . . . . . . . . .         --       55,450,731
           Less current portion
             of long-term debt. . . . . .         --        1,172,876
                                             -----------  -----------
           Total long-term debt . . . . .    $    --       54,277,855
                                             ===========  ===========

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

     The Partnership Agreement provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness (as defined) after such event. A portion of the 1997, 1996 and 1995 Partnership gains/income for Federal income tax purposes were reallocated to the General Partners in accordance with this provision. In general, the effect of this provision is to allow the deferral of the recognition of taxable gain to the Limited Partners. Such special allocations did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash receipts" of the Partnership will be allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). Distributions of "sale proceeds" and "financing proceeds" are to be allocated 99% to the Limited Partners and 1% to the General Partners until receipt by the Limited Partners of their initial contributed capital plus a stipulated return thereon. Thereafter, distributions of "sale proceeds" and "financing proceeds" are to be allocated to the General Partners until the General Partners have received an amount equal to 3% of the gross sales prices of any properties sold, then the balance 85% to the Limited Partners and 15% to the General Partners. The Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received cash disbursements to satisfy these requirements, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above. As of December 31, 1997 the General Partners have received net sale or refinancing proceeds aggregating approximately $309,000. Because the Limited Partners have not received and are not expected to receive cash distributions to satisfy the above requirements, the General Partners will be required to return the $309,000.

     Allocations among the Partners in the accompanying GAAP basis financial statements have been made in accordance with the provisions of the Partnership Agreement. The allocation percentages may differ from year to year. Differences may therefore result between allocations among the Partners on the GAAP basis and the tax basis. Such differences would have no effect on total assets, total Partners' capital or net earnings (loss).

MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are/were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager was acting as the property manager of the National City Center Office Building (prior to its sale in December 1997) and Stonybrook Apartments (prior to its sale in May 1996) after the assignment of the management contracts on the same terms that existed prior to the assignment.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                           UNPAID AT
                                                          DECEMBER 31,
                            1997       1996       1995       1997
                          --------   -------   ---------  ------------
Property management
 and leasing fees . . .   $  --      109,308     378,886       171,556
Management fees to
 corporate general
 partner. . . . . . . .      --       55,557       --           --
Insurance commissions .     20,569    18,966      36,870        --
Reimbursement (at cost)
 for accounting
 services . . . . . . .     17,229     8,906     106,919       7,005
Reimbursement (at cost)
 for portfolio management
 services . . . . . . .     36,491    33,775      39,302      12,326
Reimbursement (at cost)
 for legal services . .     14,161     8,740       6,265       6,772
Reimbursement (at cost)
 for administrative
 charges and other out-of-
 pocket expenses. . . .      --          629     125,278        --
                          --------   -------   ---------     -------
                          $ 88,450   235,881     693,520     197,659
                          ========   =======   =========     =======

     The General Partners and their affiliates had deferred through June 30, 1988 payment of certain property management and leasing fees. In 1995, the Partnership paid their share of all previously deferred property management and leasing fees. The balance of unpaid property management and leasing fees in the consolidated financial statements at December 31, 1997 reflects the amount due to the General Partners and their affiliates from the Partnership's affiliated venture partner in the Carlyle/National City venture which were paid in February of 1998.

     In February 1998, the Partnership paid a distribution of sales proceeds related to the sale of National City Center office building of $20,798,700 ($130 per Interest) to the Limited Partners and an operating distribution of $4,799,700 ($30 per Interest) to the Limited Partners and $199,987 to the General Partners. Additionally, the Corporate General Partner was paid a management fee of $333,312.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership in 1997 were $33,315.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1997 and 1996.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors and members of their families and affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:

                                                       SERVED IN
    NAME                  OFFICE                       OFFICE SINCE
    ----                  ------                       ------------

    Judd D. Malkin       Chairman                         5/03/71
                         Director                         5/03/71
                         Chief Financial Officer          2/22/96
    Neil G. Bluhm        President                        5/03/71
                         Director                         5/03/71
    Burton E. Glazov     Director                         7/01/71
    Stuart C. Nathan     Executive Vice President         5/08/79
                         Director                         3/14/73
    A. Lee Sacks         Director                         5/09/88
    John G. Schreiber    Director                         3/14/73
    H. Rigel Barber      Chief Executive Officer          8/01/93
                         Executive Vice President         1/02/87
    Glenn E. Emig        Executive Vice President         1/01/93
                         Chief Operating Officer          1/01/95
    Gary Nickele         Executive Vice President         1/01/92
                         General Counsel                  2/27/84
    Gailen J. Hull       Senior Vice President            6/01/88
    Howard Kogen         Senior Vice President            1/02/86
                         Treasurer                        1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust, and a director of a number of investment companies or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described in the Notes. The General Partners received a share of the Partnership's income aggregating $3,535,210 for Federal income tax purposes in 1997. In February 1998, the Partnership paid an operating distribution of $199,987 to the General Partners and a management fee of $333,312 to the Corporate General Partner.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1997 aggregating approximately $20,569, all of which were paid in 1997 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership in 1997 were $33,315.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, the Corporate General Partner of the Partnership was not due any reimbursement for such out-of-pocket expenses.

     Additionally, the General Partners may be reimbursed for salaries and salary related expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1997, such costs were $67,881, of which $26,103 was unpaid at December 31, 1997.

     During 1997, the Partnership owned an approximate 86.3% interest in Carlyle/National City Associates ("CNCA"), an Illinois general partnership in which Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), another partnership sponsored by JMB, owned the remaining 13.7% interest in CNCA. In December 1997, CNCA sold its interest in the land, building and related improvements of the National City Center (the "Property"), an approximately 786,000 square foot office building located in Cleveland, Ohio, to BRE/City Center L.L.C. ("BRE"), a Delaware limited liability company that is affiliated with Blackstone Real Estate Advisors, L.P., for $82,150,000 (including mortgage indebtedness of approximately $54,278,000 secured by the Property), subject to prorations and closing costs. John G. Schreiber is (i) a director of JMB, which is the Corporate General Partner of each of the Partnership and Carlyle-XI, and (ii) a partner in the Associate General Partner of each of the Partnership and Carlyle-XI. (JMB is also the general partner of the Associate General Partner.) Mr. Schreiber and his family members, directly or indirectly, own a limited partnership in Blackstone Real Estate Associates II L.P. and Blackstone Real Estate Holdings II L.P., through which Mr. Schreiber and his family members have an interest of up to approximately 3% of the profits of BRE. Mr. Schreiber and his family members own a limited partnership interest in Blackstone Real Estate Advisors L.P. ("BREA"), through which Mr. Schreiber and his family members received a portion of the acquisition fee paid by BRE to BREA in the amount of $120,370. The price and other terms of the sale of the Property to BRE were determined by arm's-length negotiation. The decision on behalf of CNCA to sell the property to BRE was made by JMB, which, as noted above, is the Corporate General Partner (and the general partner of the Associate General Partner) of each of the Partnership and Carlyle-XI, the partners in CNCA. Mr. Schreiber did not participate in JMB's decision on behalf of CNCA to sell the Property, nor did Mr. Schreiber participate in the decision on behalf of BRE to purchase the Property.

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

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                                  NAME OF                              AMOUNT AND NATURE
                                  BENEFICIAL                           OF BENEFICIAL       PERCENT
TITLE OF CLASS                    OWNER                                OWNERSHIP           OF CLASS
--------------                    ----------                           -----------------   --------

Limited Partnership Interests     JMB Realty Corporation               100 Interests       Less than 1%
                                                                          directly

Limited Partnership Interests     Corporate General Partner,           100 Interests       Less than 1%
                                  its officers and                        directly
                                  directors and the
                                  Associate General
                                  Partner as a group
---------------

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



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             (1) Financial Statements (See Index to Financial Statements filed with this annual report).

             (2)  Exhibits.

                  3-A. The Prospectus of the Partnership dated June 21, 1982, as supplemented on August 24, 1982, October 21, 1982, November 1, 1982, December 22, 1982 and February 18, 1983, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of certain pages are incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-76443) dated June 21, 1982.

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

                  10-E. Assignment and Assumption of Partnership Interest between Carlyle Seattle Associates and Wright Runstad Properties, L.P. is hereby incorporated herein by reference to the Partnership's report for January 26, 1996 on Form 8-K (File No. 0-12433) dated December 15, 1995.

                  10-F. Sale documents and exhibits thereto relating to the Partnership's sale of the Stonybrook Apartments in Tucson, Arizona is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-12433) dated August 9, 1996.

                  10-G. Substitute Trustee's deed and bill of sale related to the Partnership's disposition of the Permian Mall in Odessa, Texas is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-12433) dated August 9, 1996.

                  10-H. Purchase agreement and exhibits thereto between Carlyle/National City Associates, an Illinois general partnership, and BRE/City Center, LLC, a Delaware limited liability company dated
December 3, 1997 is hereby incorporated herein by reference to the Partnership's report for December 18, 1998 on Form 8-K (File No. 0-12433) dated January 2, 1998.

                  21.   List of Subsidiaries.

                  24.   Powers of Attorney.

                  27.   Financial Data Schedule.

             ___________


        (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

             The Partnership's Report on Form 8-K (File No. 0-12433) for December 18, 1997 dated January 2, 1998 describing the sale of the National City Center office building was filed.


     No annual report for the year 1997 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 1998

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 1998

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 1998

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 1998

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Executive Vice President
                        and Director
                Date:   March 25, 1998


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 25, 1998

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

10-A.     Acquisition documents related to
          First Interstate Center                  Yes

10-B.     Acquisition documents related to
          National City Center Office Building     Yes

10-C.     Letter regarding sale/option and
          Partnership Amendment related to
          First Interstate Center                  Yes

10-D.     Letter agreement regarding option
          closing related to the First
          Interstate Center                        Yes

10-E.     Assignment and assumption of
          Partnership interest related to
          Carlyle Seattle Associates               Yes

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                                                DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE       PAGE
                                              ------------       ----
10-F.     Sale documents and exhibits
          thereto relating to the Partner-
          ship's sale of the Stonybrook
          Apartments                               Yes

10-G.     Substitute Trustee's deed and
          bill of sale related to the
          Partnership's disposition of
          the Permian Mall                         Yes

10-H.     Purchase agreement and exhibits
          thereto relating to the National
          City Center office building              Yes

21.       List of Subsidiaries                     No

24.       Powers of Attorney                       No

27.       Financial Data Schedule                  No