Form 10-Q
period 1998-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1998-05-14
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
March 31, 1998                        Commission file number 0-12433




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     10



PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     12

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  3,938,650     34,078,416
  Interest, rents and other receivables . . . . . . . . . . . . . . .            72,876        358,457
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .         4,011,526     34,436,873
                                                                           ------------   ------------
                                                                           $  4,011,526     34,436,873
                                                                           ============   ============






                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $    410,963        754,294
                                                                           ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . .           410,963        754,294
                                                                           ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .           410,963        754,294

Venture partner's equity in venture . . . . . . . . . . . . . . . . .            59,088      4,018,589

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .            86,084         99,049
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,100,036)      (900,049)
                                                                           ------------   ------------
                                                                             (1,012,952)      (800,000)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       141,003,683    141,003,683
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (58,002,915)   (57,691,752)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (78,446,341)   (52,847,941)
                                                                           ------------   ------------
                                                                              4,554,427     30,463,990
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .         3,541,475     29,663,990
                                                                           ------------   ------------
                                                                           $  4,011,526     34,436,873
                                                                           ============   ============







                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                (UNAUDITED)


                                                                                1998            1997
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --         3,464,034
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      264,427         91,652
                                                                             -----------     ----------
                                                                                 264,427      3,555,686
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .        --         1,174,966
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .       27,686        951,364
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .      102,352         45,616
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .        --            15,895
  Management fees to corporate
    general partner . . . . . . . . . . . . . . . . . . . . . . . . . . . .      333,312          --
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .      104,311        108,118
                                                                             -----------     ----------
                                                                                 567,661      2,295,959
                                                                             -----------     ----------
                                                                                (303,234)     1,259,727

Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,894)      (166,523)
                                                                             -----------     ----------
       Net earnings (loss)  . . . . . . . . . . . . . . . . . . . . . . . .  $  (324,128)     1,093,204
                                                                             ===========     ==========
       Net earnings (loss) per limited
        partnership interest. . . . . . . . . . . . . . . . . . . . . . . .  $     (1.94)          6.56
                                                                             ===========     ==========
       Cash distributions per limited
         partnership interest . . . . . . . . . . . . . . . . . . . . . . .  $    160.00          --
                                                                             ===========     ==========



                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998           1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (324,128)     1,093,204
  Items not requiring (providing) cash:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        --            15,895
    Venture partner's share of venture's operations . . . . . . . . . . . .       20,894        166,523
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      285,581         40,982
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            34,632
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           392,194
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        --            30,431
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (343,331)      (188,704)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            (1,363)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        --          (672,093)
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .        --          (691,250)
                                                                            ------------   ------------
        Net cash provided by (used in) operating activities . . . . . . . .     (360,984)       220,451
                                                                            ------------   ------------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        --          (147,810)
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           782,073
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        --            (5,658)
                                                                            ------------   ------------
        Net cash provided by (used in) investing activities . . . . . . . .        --           628,605
                                                                            ------------   ------------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1998          1997
                                                                            ------------   ------------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --          (283,972)
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .   (3,980,395)         --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (25,598,400)         --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .     (199,987)         --
                                                                            ------------   ------------
        Net cash provided by (used in) financing activities . . . . . . . .  (29,778,782)      (283,972)
                                                                            ------------   ------------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .  (30,139,766)       565,084

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   34,078,416      6,667,839
                                                                            ------------   ------------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $  3,938,650      7,232,923
                                                                            ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $      --         1,176,329
                                                                            ============   ============
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
                                                                            ============   ============


















                       See accompanying notes to consolidated financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997
                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 were as follows:

                                                         Unpaid at
                                                          March 31,
                                   1998        1997        1998
                                 --------    -------    -------------
Management fees to
 corporate general
 partner. . . . . . . . . . .    $333,312       --           --
Insurance commissions . . . .       8,676       --           --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .      14,275     16,868        5,287
                                 --------    -------      -------
                                 $356,263     16,868        5,287
                                 ========    =======      =======

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided certain property management services to the remaining property owned by the Partnership through the sale date in December 1997. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership were $8,325 for the three months ended March 31, 1997.

     The General Partners and their affiliates had deferred through June 30, 1988 payment of certain property management and leasing fees. In 1995, the Partnership paid their share of all previously deferred property management and leasing fees. The balance of unpaid property management and leasing fees in the consolidated financial statements at December 31, 1997 reflected the amount due to the General Partners and their affiliates from the Partnership's affiliated venture partner in the Carlyle/National City venture which were paid in February of 1998.

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

Cash proceeds, after selling costs and the $54,277,977 mortgage assumed by the purchaser, was $26,371,722 of which the Partnership's share was $22,752,070. As a result of the sale, the Partnership recognized a gain of $17,031,847, net of venture partner's share of $2,960,266, for financial reporting purposes and a gain of $48,326,193 for Federal income tax purposes in the fourth quarter of 1997. In addition, in connection with the sale of this property and as is customary in such transactions, Carlyle/National City agreed to certain representations, warranties and covenants with a stipulated survival period which expires December 17, 1998. Although it is not expected, Carlyle/National City and the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and shall in no event exceed $2,0000,000 in aggregate of which the Partnership's share is approximately $1,725,000.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     During 1996 and 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership between $50 and $105 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 5.65% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998 (depending upon, among other things, Yerba Buena, as discussed below), it is unlikely that any further tender offers for Interests will be made. The board of directors of JMB Realty Corporation ("JMB") the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,939,000. The Partnership's share of such funds are available for distributions to partners, the venture partner in Carlyle/National City joint venture, potential obligations related to representations and warranties given pursuant to the sale of National City Center and for working capital requirements.

     The affairs of the Partnership are expected to be wound up no later than December 31, 1998, barring unforeseen economic developments. The timing of such termination will depend upon, among other things, the resolution of the Yerba Buena lawsuit as discussed in the Notes. It is uncertain at this time whether this dispute will be resolved by the end of 1998. Because the amount of the potential recovery by the Partnership would likely exceed the costs of the lawsuit and the costs of keeping the Partnership open, the Partnership expects to remain open until the lawsuit is resolved.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and venture partner's equity in venture at March 31, 1998 as compared to December 31, 1997 is primarily due to the Carlyle/National City making a distribution in February of 1998 of a portion of the proceeds from the sale of National City Center office building to the Partnership's venture partner of $3,980,395. Additionally, the decrease in cash and cash equivalents is due to the February 1998 distribution of sales proceeds related to the sale of National City Center office building of $20,798,700 ($130 per interest) to the Limited Partners and a distribution of $4,799,700 ($30 per interest) to the Limited Partners and $199,987 to the General Partners from Partnership operational cash flow and reserves, including those from offering proceeds.

     The decrease in interest, rents and other receivables at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of certain receipts of the Partnership.

     The decrease in accounts payable at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for certain expenses of the Partnership and the payment of previously deferred management fees related to National City Center to an affiliate of the General Partner.

     Significant fluctuations in the accompanying consolidated statements of operations not otherwise reported herein are primarily the result of the sale of the National City Center in December 1997.

     The increase in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to a higher average invested cash balance in 1998 due to the investment of the sale proceeds related to the National City Center prior to the February 1998 distribution mentioned above.

     The increase in professional services for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to legal fees incurred related to the Yerba Buena lawsuit discussed in the notes to consolidated financial statements.

     Management fees to corporate general partner for the three months ended March 31, 1998 reflect the fees paid related to the February 1998 distribution from Partnership operational cash flow and reserves.

PART II.  OTHER INFORMATION

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

             10-A. Purchase agreement and exhibits thereto between Carlyle/National City Associates, an Illinois general partnership, and BRE/City Center, LLC, a Delaware limited liability company dated
December 3, 1997 is hereby incorporated herein by reference to the Partnership's report for December 18, 1998 on Form 8-K (File No. 0-12433) dated January 2, 1998.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998