Form 10-Q
period 1998-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1998-08-14
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
June 30, 1998                         Commission file number 0-12433




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

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  3,760,468     34,078,416
  Interest, rents and other receivables . . . . . . . . . . . . . . .           182,943        358,457
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .         3,943,411     34,436,873
                                                                           ------------   ------------
                                                                           $  3,943,411     34,436,873
                                                                           ============   ============






                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $    346,096        754,294
                                                                           ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . .           346,096        754,294
                                                                           ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .           346,096        754,294

Venture partner's equity in venture . . . . . . . . . . . . . . . . .            76,400      4,018,589

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .            85,261         99,049
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,100,036)      (900,049)
                                                                           ------------   ------------
                                                                             (1,013,775)      (800,000)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       141,003,683    141,003,683
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (58,022,652)   (57,691,752)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (78,446,341)   (52,847,941)
                                                                           ------------   ------------
                                                                              4,534,690     30,463,990
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .         3,520,915     29,663,990
                                                                           ------------   ------------
                                                                           $  3,943,411     34,436,873
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $    74,783     3,778,730        74,783     7,242,764
  Interest income . . . . . . . . . . . . . . .        63,467        84,537       327,894       176,189
                                                  -----------    ----------   -----------   -----------
                                                      138,250     3,863,267       402,677     7,418,953
                                                  -----------    ----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . .         --        1,164,680         --        2,339,646
  Property operating expenses . . . . . . . . .         --        1,680,632         5,437     2,631,996
  Professional services . . . . . . . . . . . .       112,820        48,223       215,172        93,839
  Amortization of deferred expenses . . . . . .         --           16,086         --           31,981
  Management fees to corporate
    general partner . . . . . . . . . . . . . .         --            --          333,312         --
  General and administrative. . . . . . . . . .        50,927       124,235       155,238       232,353
                                                  -----------    ----------   -----------   -----------
                                                      163,747     3,033,856       709,159     5,329,815
                                                  -----------    ----------   -----------   -----------
                                                      (25,497)      829,411      (306,482)    2,089,138

Venture partner's share of
  venture's operations. . . . . . . . . . . . .       (17,312)     (129,911)      (38,206)     (296,434)
                                                  -----------    ----------   -----------   -----------
       Net earnings (loss)  . . . . . . . . . .   $   (42,809)      699,500      (344,688)    1,792,704
                                                  ===========    ==========   ===========   ===========
       Net earnings (loss) per limited
        partnership interest. . . . . . . . . .   $      (.26)         4.20         (2.07)        10.76
                                                  ===========    ==========   ===========   ===========
       Cash distributions per limited
         partnership interest . . . . . . . . .   $     --            --           160.00         --
                                                  ===========    ==========   ===========   ===========

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998           1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (344,688)     1,792,704
  Items not requiring (providing) cash:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        --            31,981
    Venture partner's share of venture's operations . . . . . . . . . . . .       38,206        296,434
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      175,514       (125,839)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            59,345
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (270,289)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        --            60,681
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (408,198)      (219,023)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            (6,934)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        --          (247,114)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (548,182)
                                                                            ------------   ------------
        Net cash provided by (used in) operating activities . . . . . . . .     (539,166)       823,764
                                                                            ------------   ------------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        --          (219,464)
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (95,615)
  Tenant improvement costs reimbursements
    from escrow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           820,319
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        --            (5,658)
                                                                            ------------   ------------
        Net cash provided by (used in) investing activities . . . . . . . .        --           499,582
                                                                            ------------   ------------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1998          1997
                                                                            ------------   ------------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --          (574,023)
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .   (3,980,395)         --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (25,598,400)         --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .     (199,987)         --
                                                                            ------------   ------------
        Net cash provided by (used in) financing activities . . . . . . . .  (29,778,782)      (574,023)
                                                                            ------------   ------------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .  (30,317,948)       749,323

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   34,078,416      6,667,839
                                                                            ------------   ------------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $  3,760,468      7,417,162
                                                                            ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $      --         2,346,580
                                                                            ============   ============
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                        JUNE 30, 1998 AND 1997
                              (UNAUDITED)

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                           Unpaid at
                                                            June 30,
                                   1998        1997          1998
                                 --------    -------      -----------
Management fees to
 corporate general
 partner. . . . . . . . . . .    $333,312       --             --
Insurance commissions . . . .       8,676     20,569           --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .      22,860     33,753            330
                                 --------    -------         ------
                                 $364,848     54,322            330
                                 ========    =======         ======

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided certain property management services to the remaining property owned by the Partnership through the sale date in December 1997. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership were $16,671 for the six months ended June 30, 1997.

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

YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnership sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a transition of title and management of the property, the joint venture negotiated the right to share in future sale proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for.
The joint venture has filed a suit against the lender for breach of its obligation. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture currently intends to appeal the court's order dismissing the lawsuit. There is no assurance that such an appeal will be successful or that the joint venture will recover any amounts in connection with the lawsuit.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

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

     During 1996 and 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership between $50 and $105 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 6.57% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998 (depending upon, among other things, Yerba Buena, as discussed below), it is unlikely that any further tender offers for Interests will be made.


     At June 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,760,000. The Partnership's share of such funds are available for distributions to partners, the venture partner in Carlyle/National City joint venture, potential obligations related to representations and warranties given pursuant to the sale of National City Center and for working capital requirements.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and venture partner's equity in venture at June 30, 1998 as compared to December 31, 1997 is primarily due to the Carlyle/National City making a distribution in February of 1998 of a portion of the proceeds from the sale of National City Center office building to the Partnership's venture partner of $3,980,395. Additionally, the decrease in cash and cash equivalents is due to the February 1998 distribution of sales proceeds related to the sale of National City Center office building of $20,798,700 ($130 per interest) to the Limited Partners and a distribution of $4,799,700 ($30 per interest) to the Limited Partners and $199,987 to the General Partners from Partnership operational cash flow and reserves, including those from offering proceeds.

     The decrease in interest, rents and other receivables at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of certain receipts of the Partnership.

     The decrease in accounts payable at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for certain expenses of the Partnership and the payment of previously deferred management fees related to National City Center to an affiliate of the General Partner.

     Significant fluctuations in the accompanying consolidated statements of operations not otherwise reported herein are primarily the result of the sale of the National City Center in December 1997.

     The increase in interest income for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is primarily due to a higher average invested cash balance in 1998 due to the investment of the sale proceeds related to the National City Center prior to the February 1998 distribution mentioned above.

     The increase in professional services for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to legal fees incurred related to the Yerba Buena lawsuit discussed in the notes to consolidated financial statements.

     Management fees to corporate general partner for the six months ended June 30, 1998 reflect the fees paid related to the February 1998 distribution from Partnership operational cash flow and reserves.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998