Form 10-Q
period 1998-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1998-11-13
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
September 30, 1998                    Commission file number 0-12433




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     11



PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     13

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  3,703,764     34,078,416
  Interest, rents and other receivables . . . . . . . . . . . . . . .           182,040        358,457
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .         3,885,804     34,436,873
                                                                           ------------   ------------
                                                                           $  3,885,804     34,436,873
                                                                           ============   ============






                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $    391,084        754,294
                                                                           ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . .           391,084        754,294
                                                                           ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . .           391,084        754,294

Venture partner's equity in venture . . . . . . . . . . . . . . . . .            75,737      4,018,589

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .            81,184         99,049
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,100,036)      (900,049)
                                                                           ------------   ------------
                                                                             (1,017,852)      (800,000)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       141,003,683    141,003,683
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (58,120,507)   (57,691,752)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (78,446,341)   (52,847,941)
                                                                           ------------   ------------
                                                                              4,436,835     30,463,990
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .         3,418,983     29,663,990
                                                                           ------------   ------------
                                                                           $  3,885,804     34,436,873
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $     --        3,496,724        74,783    10,739,488
  Interest income . . . . . . . . . . . . . . .        44,916       103,793       372,810       279,982
                                                  -----------    ----------   -----------   -----------
                                                       44,916     3,600,517       447,593    11,019,470
                                                  -----------    ----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . .         --        1,166,802         --        3,506,448
  Property operating expenses . . . . . . . . .        27,195     1,523,954        32,632     4,155,950
  Professional services . . . . . . . . . . . .        49,395         4,031       264,567        97,870
  Amortization of deferred expenses . . . . . .         --           16,528         --           48,509
  Management fees to corporate
    general partner . . . . . . . . . . . . . .         --            --          333,312         --
  General and administrative. . . . . . . . . .        70,921        92,981       226,159       325,334
                                                  -----------    ----------   -----------   -----------
                                                      147,511     2,804,296       856,670     8,134,111
                                                  -----------    ----------   -----------   -----------
                                                     (102,595)      796,221      (409,077)    2,885,359

Venture partner's share of
  venture's operations. . . . . . . . . . . . .           663      (117,153)      (37,543)     (413,587)
                                                  -----------    ----------   -----------   -----------
       Net earnings (loss)  . . . . . . . . . .   $  (101,932)      679,068      (446,620)    2,471,772
                                                  ===========    ==========   ===========   ===========
       Net earnings (loss) per limited
        partnership interest. . . . . . . . . .   $      (.61)         4.07         (2.68)        14.83
                                                  ===========    ==========   ===========   ===========
       Cash distributions per limited
         partnership interest . . . . . . . . .   $     --            --           160.00         --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998           1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (446,620)     2,471,772
  Items not requiring (providing) cash:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        --            48,509
    Venture partner's share of venture's operations . . . . . . . . . . . .       37,543        413,587
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      176,417         31,025
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (31,772)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (14,260)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        --            91,289
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (363,210)      (253,227)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            (4,176)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        --          (589,721)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (673,308)
                                                                            ------------   ------------
        Net cash provided by (used in) operating activities . . . . . . . .     (595,870)     1,489,718
                                                                            ------------   ------------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        --          (385,293)
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (152,984)
  Tenant improvement costs reimbursements
    from escrow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           820,319
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        --           (14,616)
                                                                            ------------   ------------
        Net cash provided by (used in) investing activities . . . . . . . .        --           267,426
                                                                            ------------   ------------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1998          1997
                                                                            ------------   ------------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --          (870,279)
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .   (3,980,395)         --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (25,598,400)         --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .     (199,987)         --
                                                                            ------------   ------------
        Net cash provided by (used in) financing activities . . . . . . . .  (29,778,782)      (870,279)
                                                                            ------------   ------------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .  (30,374,652)       886,865

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   34,078,416      6,667,839
                                                                            ------------   ------------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $  3,703,764      7,554,704
                                                                            ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $     --          3,510,624
                                                                            ============   ============
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $     --              --
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

                      SEPTEMBER 30, 1998 AND 1997
                              (UNAUDITED)

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                        September 30,
                                   1998        1997         1998
                                 --------    -------    -------------
Management fees to
 corporate general
 partner. . . . . . . . . . .    $333,312       --             --
Insurance commissions . . . .       8,676     20,569           --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to on-site and
 other costs for the
 Partnership and its
 investment properties. . . .      53,747     50,611         11,226
                                 --------    -------         ------
                                 $395,735     71,180         11,226
                                 ========    =======         ======

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided certain property management services to the remaining property owned by the Partnership through the sale date in December 1997. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership were $25,007 for the nine months ended September 30, 1997.

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

YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company (an affiliate of the Partnership's Corporate General Partner) relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. The joint venture has appealed such dismissal, which appeal is likely to extend the lawsuit beyond year-end. In addition, the former lender has filed an action against the joint venture for fees expended in the litigation. The Partnership and its affiliated partners in the joint venture are also exploring the possibility of transferring their rights in the litigation to the unaffiliated venture partners for a modest sum. Any such transfer would require that the Partnership and its affiliates be released and adequately indemnified from further liability relative to matters surrounding this litigation, including, but not limited to, a release from any claims that the unaffiliated venture partners may have against them relative thereto. There can be no assurance that any such transfer will be effected, that the litigation will ultimately be successful, or that the Partnership will ultimately realize any amounts (or avoid any further payments) with respect thereto.

PERMIAN MALL

     The lender that held the mortgage secured by the Permian Mall investment property realized upon its security on April 2, 1996. The Partnership has title to a small parcel of undevelopable land at the Permian Mall, which was not encumbered by the mortgage. The Partnership is currently negotiating with the current owner of the Mall to purchase the parcel for a negligible sum. However, there can be no assurance that any such sale will occur or that it will net any substantial proceeds.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

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

     During 1996 and 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership between $50 and $105 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 6.58% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998 (depending upon, among other things, Yerba Buena, as discussed below), it is unlikely that any further tender offers for Interests will be made.

     At September 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,704,000. Such funds are available for distributions to partners, the venture partner in Carlyle/National City joint venture, potential obligations related to representations and warranties given pursuant to the sale of National City Center and for working capital requirements.

     Though the affairs of the Partnership may be wound up by December 31, 1998, the timing of such termination will depend upon, among other things, the resolution of the Yerba Buena lawsuit as discussed in the Notes. It is uncertain at this time whether this dispute will be resolved by the end of 1998.

     In connection with the liquidation and termination of the Partnership, the Corporate General Partner may form a liquidating trust, in which all of the Partnership's remaining assets, subject to liabilities, would be transferred. The initial trustees of the liquidating trust would be individuals who are officers of the Corporate General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust, if formed, would permit the realization of substantial cost savings in administrative and other expenses until any remaining assets of the Partnership are collected or liquidated and residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished an any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust would be expected to be in existence for a period not to exceed three years, subject to extension under certain circumstances. The formation of a liquidating trust is subject to certain contingencies, and there is no assurance that the liquidating trust will be formed.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and venture partner's equity in venture at September 30, 1998 as compared to December 31, 1997 is primarily due to the Carlyle/National City making a distribution in February of 1998 of a portion of the proceeds from the sale of National City Center office building to the Partnership's venture partner of $3,980,395. Additionally, the decrease in cash and cash equivalents is due to the February 1998 distribution of sales proceeds related to the sale of National City Center office building of $20,798,700 ($130 per interest) to the Limited Partners and a distribution of $4,799,700 ($30 per interest) to the Limited Partners and $199,987 to the General Partners from Partnership operational cash flow and reserves, including those from offering proceeds.

     The decrease in interest, rents and other receivables at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of certain receipts of the Partnership.

     The decrease in accounts payable at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for certain expenses of the Partnership and the payment of previously deferred management fees related to National City Center to an affiliate of the General Partner.

     Significant fluctuations in the accompanying consolidated statements of operations not otherwise reported herein are primarily the result of the sale of the National City Center in December 1997.

     The increase in interest income for the nine months ended
September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to a higher average invested cash balance in 1998 due to the investment of the sale proceeds related to the National City Center prior to the February 1998 distribution mentioned above. The decrease in interest income for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is primarily due to the February 1998 distribution. The distribution caused lower average invested cash balances in the third quarter of 1998 as compared to the third quarter of 1997.

     The increase in professional services for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to legal fees incurred related to the Yerba Buena lawsuit discussed in the notes to consolidated financial statements.

     Management fees to corporate general partner for the nine months ended September 30, 1998 reflect the fees paid related to the February 1998 distribution from Partnership operational cash flow and reserves.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998