Form 10-K405
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XII
filed 1999-03-25
CIK 700949

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1998                      Commission file no. 0-12433



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

                               TABLE OF CONTENTS



                                                               Page
                                                               ----

PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    5

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    5

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . .    5


PART II

Item 5.       Market for the Partnership's Limited
              Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    5

Item 6.       Selected Financial Data. . . . . . . . . . . . .    6

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . .    8

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . .    9

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   10

Item 9.       Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure . . . . . . . . . . . .   28


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   28

Item 11.      Executive Compensation . . . . . . . . . . . . .   31

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   32

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   33


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   33


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .   35

                                    PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership - XII (the "Partnership"), was a limited partnership formed in late 1981 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $160,000,000 in Limited Partnership Interests (the "Interests"), to the public pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-76443). A total of 160,000 Interests were sold to the public at $1,000 per Interest. The offering closed on April 19, 1983. No holder of Interests (herein after "Holder" or "Holders of Interests") made any additional capital contribution after such date. The Holders of Interests of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments had been held by fee title, leasehold estates and/or through joint venture partnership interests. All of the Partnership's investments in real estate have been sold. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. At sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership made a final liquidating cash distribution of $3,719,767 to the holders of Interests and $27,332 to the General Partners and wound up its affairs and dissolved effective December 31, 1998.

     The Partnership made the real property investments set forth in the following table:


Name, Type of Property                         Date of
    and Location                   Size        Purchase    Sale or Disposal Date         Type of Ownership
----------------------             ----        --------   ----------------------         ---------------------
1. Country Square
    Apartments
    Carrollton, Texas. .         434 units      9-30-82           2-2-93                 fee ownership of land
                                                                                         and improvements
                                                                                         (through joint
                                                                                         venture partnership)
2. Timberline
    Apartments
    Denver, Colorado . .         200 units      11-1-82           7-25-90                fee ownership of land
                                                                                         and improvements
3. Summerfield/Oak-
    ridge Apartments
    Aurora, Colorado . .         472 units      12-1-82           1-3-91                 fee ownership of land
                                                                                         and improvements
                                                                                         (through joint
                                                                                         venture partnership)
4. Arbor Town
    Apartments-I
    Arlington, Texas . .         200 units     12-29-82          11-26-84                fee ownership of land
                                                                                         and improvements
5. Arbor Town
    Apartments-II
    Arlington, Texas . .         202 units      11-1-82          11-26-84                fee ownership of land
                                                                                         and improvements
6. Sierra Pines
    Apartments
    Houston, Texas . . .         404 units      3-31-82           7-29-93                fee ownership of land
                                                                                         and improvements
7. Presidio West
    Apartments-II
    Houston, Texas . . .         400 units      9-16-82           1-1-86                 fee ownership of land
                                                                                         and improvements
8. Meadows South-
    west Apartments
    Houston, Texas . . .         384 units      4-1-82           12-28-90                fee ownership of land
                                                                                         and improvements
9. The Crossing
    Apartments
    Houston, Texas . . .         366 units      8-1-82            7-29-93                fee ownership of land
                                                                                         and improvements





Name, Type of Property                         Date of
    and Location                   Size        Purchase    Sale or Disposal Date         Type of Ownership
----------------------             ----        --------   ----------------------         ---------------------

10. Stonybrook
     Apartments-I & II
     Tucson, Arizona . .         411 units      10-1-82           5-23-96                fee ownership of land
                                                                                         and improvements
                                                                                         (through joint venture
                                                                                         partnership) (a)(b)
11. First Interstate
     Center
     Seattle,
     Washington. . . . .         921,000        3-10-82          12-15-95                fee ownership of
                                  sq.ft.                                                 improvements and
                                  n.r.a.                                                 and ground leasehold
                                                                                         interest (through joint
                                                                                         venture partnership)
12. Carrara Place
     Office Building
     Englewood,
     Colorado. . . . . .         233,000       11-23-82           12-8-94                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  n.r.a.                                                 (through joint venture
                                                                                         partnership)
13. San Mateo
     Fashion Island
     San Mateo,
     California. . . . .         832,000        9-10-82          12-31-86                fee ownership of land
                                  sq.ft.                                                 and improvements and
                                  g.l.a.                                                 ground leasehold
                                                                                         interest in land
14. Permian Mall
     Odessa, Texas . . .         665,000       12-28-82           4-2-96                 fee ownership of land
                                  sq.ft.                                                 and improvements (a)
                                  g.l.a.
15. National City
     Center Office
     Building
     Cleveland, Ohio . .         786,400        7-27-83          12-18-97                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  n.r.a.                                                 (through joint
                                                                                         venture partnership)
                                                                                         (a) (b)




Name, Type of Property                         Date of
    and Location                   Size        Purchase    Sale or Disposal Date         Type of Ownership
----------------------             ----        --------   ----------------------         ---------------------

16. Yerba Buena
     West Office
     Building
     San Francisco,
     California. . . . .         268,000        8-30-85           6-24-92                fee ownership of land
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


ITEM 3.  LEGAL PROCEEDINGS

     At the time of liquidation, the Partnership was not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1998.



                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 15,740 record Holders of Interests of the Partnership. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests.

     Reference is made to Item 7 below for a discussion of unsolicited tender offers received from unaffiliated third parties.

     The Partnership made a final liquidating cash distribution to its Holders of Interests, wound up its affairs and dissolved effective December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
          YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION) AND YEARS ENDED
                                        DECEMBER 31, 1997, 1996, 1995 AND 1994
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                  1998            1997           1996             1995          1994
                             -------------   -------------    -----------    ------------   ------------
Total income . . . . . . . .  $    517,376      13,953,548     17,687,780      23,238,472     43,570,909
                              ============     ===========    ===========     ===========    ===========
Earnings (loss) before
 gain on sale or dispo-
 sition of investment
 properties. . . . . . . . .  $ (1,228,750)      2,486,816        405,819        (707,698)    (2,916,402)
Gain on sale or
 disposition of
 investment properties,
 or interest in investment
 properties, net of
 venture partners' share . .         --         17,031,847      7,080,695      15,690,781     30,614,901
Extraordinary items  . . . .         --              --             --              --          (675,062)
                              ------------     -----------    -----------     -----------    -----------
Net earnings (loss). . . . .  $ (1,228,750)     19,518,663      7,486,514      14,983,083     27,023,437
                              ============     ===========    ===========     ===========    ===========
Net earnings (loss)
 per limited part-
 nership interest (b):
  Earnings (loss) before
   gain on sale or dispo-
   sition of investment
   properties. . . . . . . .  $      (7.16)          14.92           2.44           (4.25)        (17.50)
  Gain on sale or
   disposition of
   investment properties,
   or interest in invest-
   ment properties, net
   of venture partners'
   share . . . . . . . . . .         --              56.61          43.81           97.08         189.42
  Extraordinary items. . . .         --              --             --              --             (4.18)
                              ------------     -----------    -----------     -----------    -----------
      Net earnings
        (loss) . . . . . . .  $      (7.16)          71.53          46.25           92.83         167.74
                              ============     ===========    ===========     ===========    ===========




                                  1998            1997           1996             1995          1994
                             -------------   -------------    -----------    ------------   ------------

Total assets . . . . . . . .  $  3,747,099      34,436,873     69,599,208      95,288,548    125,013,528
                              ============     ===========    ===========     ===========    ===========

Long-term debt . . . . . . .  $      --             --         54,277,855      59,465,831     93,051,656
                              ============     ===========    ===========     ===========    ===========

Cash distributions
  per Interest (c)(d). . . .  $     160.00          --              60.00          145.00          --
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

  (c)    Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership.  Accordingly, cash distributions to the Holders of Interest since the inception of the Partnership have not resulted in taxable income to such Holders and have therefore represented a return of capital.

  (d)    This amount does not include the final liquidating cash distribution of $3,719,767 ($23.25 per Interest)
to its Holders of Interests and $27,332 to the General Partners paid by the Partnerships on December 31, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in
Item 1, the Partnership had approximately $141,004,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such invest-ments and to satisfy working capital requirements. Portions of such proceeds were utilized to acquire the properties described in Item 1 above.

     The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner of the Partnership, established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee retained independent counsel to advise it in connection with any potential tender offers for Interests and retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During 1996 and 1997, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $50 and $105 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers expired. As of the date of this report, the Partnership is aware that 6.58% of the Interests were purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     The Partnership's last remaining investment property, the National City Center Office Building, was sold in December 1997. As is customary in such transactions, Carlyle/National City agreed to certain representations, warranties and covenants with a stipulated survival period which expired December 17, 1998. No liability was incurred by Carlyle/National City or the Partnership.

     In 1998, Carlyle/National City distributed proceeds from the sale of National City Center office building to the Partnership's venture partner in an amount totaling $4,061,122. In February 1998, the Partnership made a distribution of sales proceeds related to the sale of National City Center office building of $20,798,700 ($130 per interest) to the Holders of Interests. Additionally, in February 1998, the Partnership made a distribution of $4,799,700 ($30 per interest) to the Holders of Interests and $199,987 to the General Partners from Partnership operational cash flows and reserves, including those from offering proceeds.

     Pursuant to the terms of the Partnership Agreement, the General Partners were required to contribute $801,550 to the Partnership upon liquidation of the Partnership, such amount representing the restoration of the deficit balances (as defined) in the General Partners' capital accounts. Also, pursuant to the terms of the Partnership Agreement, the General Partners were required to return previously distributed sale and refinancing proceeds of $308,696 as the Holders of Interests had not received their initial contributed capital plus a stipulated return thereon.

     The Partnership made a final liquidating cash distribution of $3,719,767 ($23.25 per Interest) to its Holders of Interests and $27,332 to the General Partners and wound up its affairs and dissolved effective December 31, 1998.

RESULTS OF OPERATIONS

     Significant fluctuations between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sale of the National City Center Office Building in December 1997, the sale of Stonybrook Apartments in May 1996 and the lender realizing upon its security in the Permian Mall in April 1996.

     The decrease in cash and cash equivalents and venture partner's equity in venture at December 31, 1998 as compared to December 31, 1997 is primarily due to Carlyle/National City making distributions in 1998 of the proceeds from the sale of National City Center office building to the Partnership's affiliated venture partner of $4,061,122. Additionally, the decrease in cash and cash equivalents is due to the February 1998 distribution of sales proceeds related to the sale of National City Center office building of $20,798,700 ($130 per interest) to the Holders of Interests and a distribution of $4,799,700 ($30 per interest) to the Holders of Interests and $199,987 to the General Partners from Partnership operational cash flow and reserves, including those from offering proceeds.

     The decreases in depreciation and increase in venture partners' share of ventures' operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 are primarily due to the classification of the National City Center as assets held for sale as of December 31, 1996 and therefore not subject to continued depreciation, as of such date.

     The increase in professional services for the year ended December 31, 1998 as compared to the years ended December 31, 1997 and 1996 is primarily due to the legal fees incurred related to the Yerba Buena litigation discussed in the Notes.

     The litigation related expense for the year ended December 31, 1998 is the agreed upon amount paid to the Yerba Buena joint venture in respect of its estimated liabilities related to the Yerba Buena litigation discussed in the Notes.

     Management fees to corporate general partner for the year ended December 31, 1998 reflect the fees paid related to the 1998 distributions from Partnership operational cash flow and reserves.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation in future periods is not applicable since the Partnership wound up its affairs and dissolved effective December 31, 1998.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 1998. As a result, there is no meaningful disclosure for this item.


YEAR 2000

     The Partnership wound up its affairs and dissolved in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES



                                     INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 (Immediately prior to final liquidating distribution) and December 31, 1997

Consolidated Statements of Operations, year ended December 31,
  1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficit), year ended December 31, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows, year ended December 31,
  1998 (Immediately prior to final liquidating distribution), and years ended December 31, 1997 and 1996

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XII and consolidated ventures at December 31, 1998 (immediately prior to final liquidating distribution) and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.







                                                 KPMG LLP


Chicago, Illinois
February 12, 1999

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                                 AND DECEMBER 31, 1997


                                                        ASSETS
                                                        ------

                                                                                    1998               1997
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $  3,747,099        34,078,416
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . .             --              358,457
                                                                                ------------       -----------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . .         3,747,099        34,436,873
                                                                                ------------       -----------
                                                                                $  3,747,099        34,436,873
                                                                                ============       ===========





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                    1998               1997
                                                                                ------------       -----------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      --              754,294
                                                                                ------------       -----------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . .             --              754,294

Commitments and contingencies
                                                                                ------------       -----------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             --              754,294


Venture partner's equity in venture. . . . . . . . . . . . . . . . . . . .             --            4,018,589
Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .           802,550             1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . .            16,122            99,049
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .          (791,340)         (900,049)
                                                                                ------------       -----------
                                                                                      27,332          (800,000)
                                                                                ------------       -----------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .       141,003,683       141,003,683
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .       (58,837,575)      (57,691,752)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (78,446,341)      (52,847,941)
                                                                                ------------       -----------
                                                                                   3,719,767        30,463,990
                                                                                ------------       -----------
       Total partners' capital accounts (deficits) . . . . . . . . . . . .         3,747,099        29,663,990
                                                                                ------------       -----------
                                                                                $  3,747,099        34,436,873
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

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                      AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                  1998             1997               1996
                                                             ------------      ------------       ------------
Income:
  Rental and other income. . . . . . . . . . . . . . . .     $    107,906        13,507,001         17,181,310
  Interest income. . . . . . . . . . . . . . . . . . . .          409,470           446,547            506,470
                                                             ------------       -----------        -----------
                                                                  517,376        13,953,548         17,687,780
                                                             ------------       -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .            --            4,495,800          6,025,827
  Depreciation . . . . . . . . . . . . . . . . . . . . .            --                --             2,573,900
  Property operating expenses. . . . . . . . . . . . . .           18,666         5,924,002          7,873,109
  Management fees to corporate general partner . . . . .          378,865             --                55,557
  Professional services. . . . . . . . . . . . . . . . .          543,641           149,150            243,600
  Litigation related expense . . . . . . . . . . . . . .          339,378             --                 --
  Amortization of deferred expenses. . . . . . . . . . .            --               62,706             62,600
  General and administrative . . . . . . . . . . . . . .          423,043           405,027            366,474
                                                             ------------       -----------        -----------
                                                                1,703,593        11,036,685         17,201,067
                                                             ------------       -----------        -----------
                                                               (1,186,217)        2,916,863            486,713
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .          (42,533)         (430,047)           (80,894)
                                                             ------------       -----------        -----------
        Earnings (loss) before gain on sale or
         disposition of investment properties. . . . . .       (1,228,750)        2,486,816            405,819
Gain on sale or disposition of investment properties,
  net of venture partners' share . . . . . . . . . . . .            --           17,031,847          7,080,695
                                                             ------------       -----------        -----------
        Net earnings (loss). . . . . . . . . . . . . . .     $ (1,228,750)       19,518,663          7,486,514
                                                             ============       ===========        ===========





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                  1998             1997               1996
                                                             ------------      ------------       ------------

        Net earnings (loss) per limited
          partnership interest:
            Earnings (loss) before gain on sale
              or disposition of investment
              properties . . . . . . . . . . . . . . . .     $      (7.16)            14.92               2.44
            Gain on sale or disposition
              of investment properties,
              net of venture partner's share . . . . . .            --                56.61              43.81
                                                             ------------       -----------        -----------
        Net earnings (loss). . . . . . . . . . . . . . .     $      (7.16)            71.53              46.25
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

                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                    YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                        AND YEARS ENDED DECEMBER 31, 1997 AND 1996
                           GENERAL PARTNERS                                       LIMITED PARTNERS
           ------------------------------------------------    -------------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                          NET         CASH                         NET OF           NET
            CONTRI-     EARNINGS     DISTRI-                      OFFERING        EARNINGS        CASH
            BUTIONS      (LOSS)      BUTIONS         TOTAL         COSTS           (LOSS)     DISTRIBUTIONS      TOTAL
            -------    ----------   ----------    -----------   -----------     -----------   -------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1995. . . . $1,000    (8,061,836)   (818,228)    (8,879,064)  141,003,683      (76,536,044)   (43,248,541)   21,219,098

Net earnings
 (loss). . .   --          87,040        --           87,040          --          7,399,474           --       7,399,474

Cash dis-
 tribution
 ($60 per
 Limited
 Partner
 interest) .   --            --       (81,821)       (81,821)        --               --        (9,599,400)   (9,599,400)
           --------    ----------    --------     ----------    -----------     -----------    -----------    ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1996. . . .  1,000    (7,974,796)   (900,049)    (8,873,845)  141,003,683      (69,136,570)   (52,847,941)   19,019,172

Net earnings
 (loss). . .            8,073,845       --         8,073,845         --          11,444,818          --       11,444,818

Cash dis-
 tribution
 ($0 per
 Limited
 Partner
 interest) .   --           --          --             --            --               --             --            --
           --------    ----------    --------     ----------    -----------     -----------    -----------    ----------




                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                           GENERAL PARTNERS                                       LIMITED PARTNERS
           ------------------------------------------------    -------------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                          NET         CASH                         NET OF           NET
            CONTRI-     EARNINGS     DISTRI-                      OFFERING        EARNINGS        CASH
            BUTIONS      (LOSS)      BUTIONS         TOTAL         COSTS           (LOSS)     DISTRIBUTIONS      TOTAL
            -------    ----------   ----------    -----------   -----------     -----------   -------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1997. . . .  1,000        99,049    (900,049)      (800,000)  141,003,683      (57,691,752)   (52,847,941)   30,463,990

Capital
 contri-
 butions . .801,550         --          --           801,550         --               --             --            --

Net earnings
 (loss). . .   --         (82,927)      --           (82,927)        --          (1,145,823)         --       (1,145,823)

Cash dis-
 tributions
 ($160 per
 Limited
 Partner
 interest
 (a)). . . .   --           --        108,709        108,709         --               --       (25,598,400)  (25,598,400)
           --------    ----------    --------     ----------    -----------     -----------    -----------    ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1998. . . .$802,550       16,122    (791,340)        27,332   141,003,683      (58,837,575)   (78,446,341)    3,719,767
           ========    ==========    ========     ==========   ===========      ===========    ===========    ==========

     (a)  General Partners' amount reflects a distribution to the General Partners of ($199,987) and a return of sale distributions from the General Partners of $308,696.

                               See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                      AND YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                 1998              1997               1996
                                                             ------------      ------------        -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .     $ (1,228,750)       19,518,663          7,486,514
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . .            --                --             2,573,900
    Amortization of deferred expenses. . . . . . . . . .            --               62,706             62,600
    Amortization of discount on long-term debt . . . . .            --                --                79,333
    Venture partners' share of ventures'
      operations and gain on sale or
      disposition of investment properties . . . . . . .           42,533         3,390,312             87,825
    Total gain on sale or disposition of
      investment properties or interests
      in investment properties . . . . . . . . . . . . .            --          (19,992,112)        (7,087,626)
  Changes in:
    Interest, rents and other receivables. . . . . . . .          358,457          (992,367)            (5,710)
    Prepaid expenses . . . . . . . . . . . . . . . . . .            --               59,345             39,166
    Escrow deposits. . . . . . . . . . . . . . . . . . .            --              979,577            (72,572)
    Accrued rents receivable . . . . . . . . . . . . . .            --              819,823             51,122
    Accounts payable . . . . . . . . . . . . . . . . . .         (754,294)          193,803             (7,635)
    Accrued interest . . . . . . . . . . . . . . . . . .            --             (266,075)            (5,171)
    Accrued real estate taxes. . . . . . . . . . . . . .            --           (1,864,657)           438,312
    Other current liabilities. . . . . . . . . . . . . .            --             (691,250)           617,652
    Tenant security deposits . . . . . . . . . . . . . .            --                --               (12,201)
                                                             ------------      ------------      -------------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .       (1,582,054)        1,217,768          4,245,509
                                                             ------------      ------------      -------------





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1998             1997               1996
                                                             ------------      ------------        -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . .            --             (579,997)        (1,479,343)
  Proceeds from sale of investment properties,
    net of selling expenses. . . . . . . . . . . . . . .            --           26,371,722          4,571,594
  Escrow (deposits) refunds, net . . . . . . . . . . . .            --            1,597,415           (246,999)
  Payment of deferred expenses . . . . . . . . . . . . .            --              (23,577)            (5,657)
                                                             ------------      ------------      -------------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .            --           27,365,563          2,839,595
                                                             ------------      ------------      -------------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . .            --                --              (604,570)
  Principal payments on long-term debt . . . . . . . . .            --           (1,172,754)        (1,077,624)
  Distributions to venture partner . . . . . . . . . . .       (4,061,122)            --                 --
  Distributions to limited partners. . . . . . . . . . .      (25,598,400)            --            (9,599,400)
  Distributions to general partners. . . . . . . . . . .         (199,987)            --               (81,821)
  Return of sale distributions from general partners . .          308,696             --                 --
  Contribution from general partners . . . . . . . . . .          801,550             --                 --
                                                             ------------      ------------      -------------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .      (28,749,263)       (1,172,754)       (11,363,415)
                                                             ------------      ------------      -------------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . .      (30,331,317)       27,410,577         (4,278,311)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .       34,078,416         6,667,839         10,946,150
                                                             ------------      ------------      -------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .     $  3,747,099        34,078,416          6,667,839
                                                             ============      ============      =============





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                 1998              1997               1996
                                                             ------------      ------------        -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .     $      --            4,761,875          5,951,665
                                                             ============      ============      =============
  Non-cash investing and financing activities:
    Disposition of investment properties:
    Balance due on mortgage note payable canceled. . . .     $      --                --            22,054,561
    Balance due on note payable canceled . . . . . . . .            --                --                 --
    Discount on long-term debt canceled. . . . . . . . .            --                --            (4,220,143)
    Recognition of deferred gain on sale
      of interest in investment property . . . . . . . .            --                --                 --
    Reduction of investment property . . . . . . . . . .            --                --           (15,700,569)
    Reduction of current assets and liabilities. . . . .            --                --               515,905
    Reduction of accrued interest payable. . . . . . . .            --                --                 --
                                                             ------------      ------------      -------------
      Non-cash gain recognized on
        disposition of investment property . . . . . . .     $      --                --             2,649,754
                                                             ============      ============      =============
    Sale of investment properties:
      Total sales proceeds,
        net of selling expenses. . . . . . . . . . . . .     $      --           80,649,699          8,632,944
      Principal balance on loans payable . . . . . . . .            --          (54,277,977)        (4,061,350)
                                                             ------------      ------------      -------------
          Cash sales proceeds from sale of
            investment properties, net of
             selling expenses. . . . . . . . . . . . . .     $      --           26,371,722          4,571,594
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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                        AND DECEMBER 31, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (through a joint venture) an equity investment in an office building located in Ohio. Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, Stonybrook Partners Limited Partnership ("Stonybrook") (prior to its sale in May
1996), Carlyle/National City Associates ("Carlyle/National City") (prior to its sale in December 1997). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The Partnership records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the year ended December 31, 1998 (Immediately prior to final liquidating distribution) and the year ended December 31, 1997 is summarized as follows:


                                                          1998                                   1997
                                           ------------------------------        ------------------------------
                                            GAAP BASIS         TAX BASIS         GAAP BASIS          TAX BASIS
                                                              (UNAUDITED)                           (UNAUDITED)
                                           ------------       -----------       ------------        -----------

Total assets . . . . . . . . . . . . .     $  3,747,099         3,747,009        34,436,873         49,203,008

Partners' capital accounts
  (deficits):
    General partners . . . . . . . . .           27,332            27,332          (800,000)          (217,650)
    Limited partners . . . . . . . . .        3,719,767         3,719,767        30,463,990         49,335,043

Net earnings (loss):
    General partners . . . . . . . . .          (82,927)         (665,277)        8,073,845          3,535,210
    Limited partners . . . . . . . . .       (1,145,823)      (20,016,874)       11,444,818         42,618,671

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .            (7.16)          (125.11)            71.53             266.38
                                           ============       ===========       ===========        ===========


     The net earnings (loss) per limited partnership interest ("Interest") was based upon the limited partnership interests outstanding at the end of each year. Also, because net earnings (loss) was computed immediately prior to dissolution, Holders of Interests may have an additional capital gain or loss on dissolution depending on the holder's basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and certificates of deposit at cost which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none and $33,940,437 held at December 31, 1998 and 1997, respectively) as cash equivalents, which includes investments in an institutional mutual fund which held U.S. Government obligations, with any remaining amounts reflected as short-term investments being held to maturity.

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

     The Partnership had acquired, either directly or through joint ventures, ten apartment complexes, four office buildings, and two enclosed shopping malls. All of the properties have been sold or disposed of by the Partnership. The cost of the investment properties represented the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the operating properties had been provided over estimated useful lives of 5 to 30 years using the straight-line method.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     The results of operations for consolidated properties, net of venture partners' share, sold or disposed of during the past three years were $267,351, $2,703,152 and $728,582, respectively, for the three years ended December 31, 1998, 1997 and 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only had general and limited partnership interests, the Partnership did not experience any significant impact on its consolidated financial statements.

INVESTMENT PROPERTIES

     National City Center Office Building

     In July 1983, the Partnership acquired, through Carlyle/National City (a joint venture with Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), a partnership sponsored by the Corporate General Partner of the Partnership), an interest in an office building in Cleveland, Ohio.

     The Partnership made an initial contribution of $35,081,513 to Carlyle/National City. The terms of the Carlyle/National City venture agreement provided that the capital contributions, annual cash flow, net proceeds from sale or refinancing and profit or loss would be allocated or distributed 86.2745% to the Partnership. The Partnership's net cash investment in the property was $27,708,692 before the $5,568,354 distribution resulting from the increase in the first mortgage loan.

     On December 18, 1997, Carlyle/National City sold the National City Center Office Building. As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore was no longer subject to continued depreciation. The sale price of the land and improvements was $82,150,000.

Cash proceeds, after selling costs and the $54,277,977 mortgage assumed by the purchaser, was $26,371,722 of which the Partnership's share was $22,752,070. As a result of the sale, the Partnership recognized a gain of $17,031,847, net of venture partner's share of $2,960,266, for financial reporting purposes and a gain of $48,326,193 for Federal income tax purposes in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, Carlyle/National City agreed to certain representations, warranties and covenants with a stipulated survival period which expired December 17, 1998 with no liability incurred by Carlyle/National City or the Partnership.

     Yerba Buena Office Building

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company (an affiliate of the Partnership's Corporate General Partner) relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. The joint venture has appealed such dismissal. In addition, the former lender has filed a claim against the joint venture for fees expended in the litigation. The Partnership and its affiliated partners in the joint venture were also exploring the possibility of transferring their rights in the litigation to the unaffiliated venture partners for a modest sum. In December 1998, the Partnership, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the joint venture.

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

     The Partnership had title to a small parcel of undevelopable land at the Permian Mall, which was not encumbered by the mortgage. In December 1998, the Partnership sold the parcel to the current owner of the Mall for a negligible sum. The net proceeds of approximately $29,000 are reflected in rental and other income in the accompanying consolidated financial statements.

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

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations were generally allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other disposition of investment properties were generally allocated first to the General Partners in an amount equal to the greater of the amount distributable to the General Partners as sale or refinancing proceeds from sale or other disposition of investment properties (as described below) or 1% of the profits from the sale or refinancing. Losses from the sale or other disposition of investment properties were generally allocated 1% to the General Partners. The remaining sale or other disposition of investment properties profits and losses were generally allocated to the Holders of Interests.

     The Partnership Agreement provided that notwithstanding any allocation contained in the Agreement, if at any time profits were realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners would be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness (as defined) after such event. A portion of the 1997 and 1996 Partnership gains/income for Federal income tax purposes were reallocated to the General Partners in accordance with this provision. In general, the effect of this provision is to allow the deferral of the recognition of taxable gain to the Limited Partners. Such special allocations did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners were not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Accordingly, immediately prior to termination and dissolution, the General Partners contributed $801,550 to the Partnership which was included in the final liquidating distribution to the Holders of Interests. Distributions of "net cash receipts" of the Partnership were to be allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constituted a management fee to the Corporate General Partner for services in managing the Partnership). Distributions of "sale and refinancing proceeds" were to be allocated 99% to the Holders of Interests and 1% to the General Partners until receipt by the Holders of Interests of their initial contributed capital plus a stipulated return thereon. Thereafter, distributions of "sale and refinancing proceeds" were to be allocated to the General Partners until the General Partners had received an amount equal to 3% of the gross sales prices of any properties sold, then the balance 85% to the Holders of Interests and 15% to the General Partners. The Holders of Interests were to receive 100% of such net sale and refinancing proceeds until the Holders of Interests had received cash distributions of sale or refinancing proceeds in an amount equal to the Holders of Interests' aggregate initial capital investment in the Partnership plus a stipulated return thereon. The

Partnership determined that upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests would not receive cash distributions to satisfy these requirements. The General Partners were required to return all of the 1% distribution of net sale or refinancing proceeds described above. Immediately prior to liquidation, the General Partners returned the $308,696 of previously distributed sale and refinancing proceeds which were included in the final liquidating distribution to the Holders of Interests.

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

MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager was acting as the property manager of the National City Center Office Building (prior to its sale in December 1997) and Stonybrook Apartments (prior to its sale in May 1996) after the assignment of the management contracts on the same terms that existed prior to the assignment.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998, 1997 and 1996 were as follows:

                                                                 UNPAID AT
                                                                DECEMBER 31,
                               1998        1997        1996        1998
                             --------    -------    ---------   ------------
Property management
 and leasing fees  . . .     $  --         --         109,308        --
Management fees to
 corporate general
 partner . . . . . . . .      378,865      --          55,557        --
Insurance commissions. .        8,676     20,569       18,966        --
Reimbursement (at cost)
 for accounting
 services. . . . . . . .       25,767     17,229        8,906        --
Reimbursement (at cost)
 for portfolio management
 services. . . . . . . .       38,321     36,491       33,775        --
Reimbursement (at cost)
 for legal services. . .       16,229     14,161        8,740        --
Reimbursement (at cost)
 for administrative
 charges and other out-of-
 pocket expenses . . . .       15,700      --             629        --
Partnership winding
 up fee. . . . . . . . .        5,240      --           --           --
                             --------    -------    ---------     -------
                             $488,798     88,450      235,881        --
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




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1998 and 1997.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers, directors and members of their families and affiliates. JMB, as the Corporate General Partner, had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property were to be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates. The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., a trustee of Amli Residential Property Trust, and a director of a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described in the Notes. The General Partners received a share of the Partnership's losses aggregating $665,277 for Federal income tax purposes in 1998. In 1998, the Partnership paid an operating distribution of $199,987 to the General Partners and management fees of $378,865 to the Corporate General Partner.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1998 aggregating approximately $8,676, all of which were paid in 1998 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1998, such costs were $15,700, all of which were paid at December 31, 1998.

     The Corporate General Partner also was entitled to and received a fee of $5,240 in 1998, pursuant to a winding up agreement between the Partnership and the Corporate General Partner, in consideration of the Corporate General Partner's assumption of the obligation of potential Partnership liabilities (as defined).

     Additionally, the General Partners may be reimbursed for salaries and salary related expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1998, such costs were $80,317, all of which were paid at December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)   No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its liquidation.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner beneficially owned the following Interests of the Partnership immediately prior to its liquidation:

                                     NAME OF                                  AMOUNT AND NATURE
                                     BENEFICIAL                               OF BENEFICIAL        PERCENT
TITLE OF CLASS                       OWNER                                    OWNERSHIP            OF CLASS
--------------                       ----------                               -----------------    --------

Limited Partnership Interests        JMB Realty Corporation                   100 Interests        Less than 1%
                                                                                 directly

Limited Partnership Interests        Corporate General Partner,               100 Interests        Less than 1%
                                     its officers and                            directly
                                     directors and the
                                     Associate General
                                     Partner as a group
---------------

     No officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.



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

                    10-A. Winding Up Agreement dated December 29, 1998, by and between the Partnership and JMB Realty Corporation is hereby incorporated by reference to the Partnership's report for December 31, 1998 on Form 8-K (File No. 0-12433) dated January 12, 1999.

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

                    10-D. Substitute Trustee's deed and bill of sale related to the Partnership's disposition of the Permian Mall in Odessa, Texas is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-12433) dated August 9, 1996.

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

                   The Partnership's Report on Form 8-K (File No. 0-12433) for December 31, 1998, dated January 12, 1999 describing the Partnership's final liquidating cash distribution and winding up of its affairs was filed.

     No annual report for the year 1998 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XII

                  By:      JMB Realty Corporation
                           Corporate General Partner


                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Senior Vice President
                  Date:    March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Realty Corporation
                           Corporate General Partner

                           JUDD D. MALKIN*
                  By:      Judd D. Malkin, Chairman and
                           Chief Financial Officer
                  Date:    March 22, 1999

                           NEIL G. BLUHM*
                  By:      Neil G. Bluhm, President and Director
                  Date:    March 22, 1999

                           H. RIGEL BARBER*
                  By:      H. Rigel Barber, Chief Executive Officer
                  Date:    March 22, 1999

                           GLENN E. EMIG*
                  By:      Glenn E. Emig, Chief Operating Officer
                  Date:    March 22, 1999


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                  Date:    March 22, 1999

                           A. LEE SACKS*
                  By:      A. Lee Sacks, Director
                  Date:    March 22, 1999

                           STUART C. NATHAN*
                  By:      Stuart C. Nathan, Executive Vice President
                           and Director
                  Date:    March 22, 1999


                  *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Attorney-in-Fact
                  Date:    March 22, 1999

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

4-A.        Mortgage loan agreement related
            to the National City Center Office
            Building                                     Yes

4-B.        Amended and restated promissory
            note related to National City
            Center Office Building                       Yes

4-C.        Bondowner, Borrower, Remarketing
            Agent, Bondowner election to
            retain Bonds and notice of
            remarketing rate relating to
            Stonybrook Apartments II                     Yes

10-A.       Winding Up Agreement                         Yes

10-B.       Acquisition documents related to
            National City Center Office Building         Yes

10-C.       Sale documents and exhibits
            thereto relating to the Partner-
            ship's sale of the Stonybrook
            Apartments                                   Yes

10-D.       Substitute Trustee's deed and
            bill of sale related to the
            Partnership's disposition of
            the Permian Mall                             Yes

10-E.       Purchase agreement and exhibits
            thereto relating to the National
            City Center office building                  Yes

21.         List of Subsidiaries                         No

24.         Powers of Attorney                           No

27.         Financial Data Schedule                      No